Form 10-Q
period 1996-03-31
TRANSMEDIA ASIA PACIFIC INC
filed 1996-05-15
CIK 925063

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               ------------------------------

                         Commission file number 0-26368


                          TRANSMEDIA ASIA PACIFIC, INC.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   13-3760219
    ---------------------------------              --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation of organization)                    Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
        ----------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                     --------------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                     Yes  X      No
                                                         ---        ---

The number of Shares outstanding of the issuer's common stock, $.00001 par value, as of May 10, 1996: 12,469,590

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES


PART I : CONDENSED FINANCIAL INFORMATION

ITEM 1 ..............................................................  Pages 1-8
Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 1996 (unaudited) and the six months ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited)

Condensed Consolidated Balance Sheets as at:
- - September 30, 1995
- - March 31, 1996 (unaudited)

Consolidated Statements of Cash Flows for the six months ended March 31, 1995 (unaudited) and March 31, 1996 (unaudited)

Consolidated Statement of Stockholders Equity for the three month periods ended March 31, 1996 and December 31,1995 (unaudited)

Notes

ITEM 2 .............................................................. Pages 9-11
Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION............................................. Page 12



SIGNATURES ............................................................. Page 13

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


PART I: CONDENSED FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1995 Form 10-K filing. The statements are unaudited but reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the company's financial position and the results of operations. The results for the six months and three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

PART 1:  FINANCIAL INFORMATION
ITEM 1

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months       Six months        Six months
                                                                   ended            ended             ended
                                                               March 31,        March 31,         March 31,
                                                                    1996             1995              1996
                                                             (unaudited)      (unaudited)       (unaudited)
                                                          --------------   --------------    --------------
Revenues                                                  $      473,560   $      471,276    $      842,147
Membership fees                                                   41,475                -            80,850
                                                          --------------   --------------    --------------

Total revenues and fees                                          515,035          471,276           922,997

Cost of sales                                                   (313,981)        (314,068)         (557,406)
                                                          --------------   --------------    --------------

Gross profit                                                     201,054          157,208           365,591

Selling, general and
administrative expenses                                         (697,342)      (1,121,142)       (1,432,991)
                                                          --------------   --------------    --------------

Loss from operations                                            (496,288)        (963,934)       (1,067,400)

Interest income                                                    2,168           30,461             8,655
                                                          --------------   --------------    --------------
Loss before income taxes                                        (494,120)        (933,743)       (1,058,745)

Income taxes                                                           -                -                 -
                                                          --------------   --------------    --------------
Net loss                                                        (494,120)        (933,743)       (1,058,745)

                                                          ==============   ==============    ==============

Loss per common and
common equivalent share                                   $        (0.04)  $        (0.09)   $        (0.08)

Weighted average number of
common and common
equivalent shares outstanding                                 12,469,590       10,827,193        12,469,590
                                                          ==============   ==============    ==============

See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,          March 31
                                                                               1995              1996
                                                                                          (unaudited)
                                                                        -----------        ----------
ASSETS
Current assets
      Cash and cash equivalents                                      $      941,098     $     130,095

      Restaurant credits                                                    593,418           563,742

      Sundry debtors                                                         77,289            79,193

      Amounts due from related parties (note 2)                             619,277           590,832

      Other current assets                                                   70,748            20,750
                                                                     --------------     -------------
                                                                          2,301,830         1,384,612

Total current assets

      Property and equipment, (net of accumulated
      depreciation $40,056 at September 30, 1995 and
      $ 54,994 at March 31, 1996)                                           141,775           144,476

      Intangible assets, (net of accumulated
      amortisation of $122,720 at September 30, 1995
      and $ 184,080 at March 31, 1996)                                    1,868,855         1,807,515
                                                                     --------------     -------------

TOTAL ASSETS                                                         $    4,312,460     $   3,336,603
                                                                     ==============     =============

See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,         March ,31
                                                                                             1995              1996
                                                                                                        (unaudited)
                                                                                   --------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Bank overdraft                                                               $      126,148     $           -
      Trade accounts payable                                                              116,918           182,645
      Deferred membership fee income                                                      128,990            76,024
      Accrued liabilities                                                                 246,236           277,400
      Amount due to related parties                                                         9,524                 -
                                                                                   --------------     -------------
Total Current Liabilities                                                          $      627,816     $     536,069
                                                                                   --------------     -------------


STOCKHOLDERS' EQUITY

      Preferred stock, $0.01 par value per share
      Authorised 5,000,000 shares; none issued                                                  -                 -

      Common stock, $0.00001 par value per share Authorised 20,000,000 shares;
      (12,469,590 issued and outstanding at September 30, 1995
      and at March 31, 1996)                                                                  125               125

      Additional paid in capital                                                        6,235,758         6,235,758

      Cumulative foreign currency translation
      adjustment                                                                              949            25,584

      Unearned compensation                                                              (212,250)          (62,250)

      Accumulated deficit                                                              (2,339,938)       (3,398,683)
                                                                                   --------------     -------------
      Total Stockholders' Equity                                                   $    3,684,644     $   2,800,534
                                                                                   --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    4,312,460     $   3,336,603
                                                                                   ==============     =============

See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

- ---------------------------------------------------------------------------------------------

                                                                Six months        Six months
                                                                  ended             ended
                                                                 March 31,         March 31,
                                                                  1995               1996
                                                               (unaudited)        (unaudited)
                                                               -----------        -----------
Cash flows from Operating Activities:
        - Net loss                                             $  (933,473)       $(1,058,745)

Adjustment to reconcile net loss
to net cash used in operating activities
        - Depreciation                                              13,595             14,938
        - Amortisation of licence                                   61,360             61,360
        - Provision for irrecoverable restaurant credits              --                7,700
        - Deferred membership fees                                    --              (55,546)
        - Amortisation of deferred compensation                       --              150,000
Changes in assets and liabilities:
        - Trade accounts payable                                      --               63,388
        - Accrued liabilities                                      191,620             21,640
        - Restaurant credits                                      (278,467)            33,844
        - Other current assets                                     (11,183)            50,000
        - Sundry debts                                             (49,774)            (1,903)
                                                               -----------        -----------
Net cash used in operating activities                           (1,006,322)          (713,324)
                                                               -----------        -----------
Cash flows from investing activities:
        - Loans to related parties                                 (61,118)          (310,000)
        - Repayment of related party loans                            --              338,551
        - Receipts from related parties                             13,430               --
        - Purchase of property and equipment                       (95,782)           (14,804)
                                                               -----------        -----------
Net cash (used in)/from investing activities                      (143,470)            13,747
                                                               -----------        -----------
Cash flows from financing activities:
        - Bank overdraft                                              --             (126,148)
        - Purchase of  Treasury Stock                              (20,000)              --
                                                               -----------        -----------
Net cash used in financing activities                              (20,000)          (126,148)
                                                               -----------        -----------
Net derease in cash and

cash equivalents                                                (1,169,792)          (825,725)
                                                               -----------        -----------
Cash and cash equivalents at

beginning of period                                              1,911,810            941,098
Effects of foreign currency translation                             (2,886)            14,722
                                                               -----------        -----------
Cash and cash equivalents                                      $   739,132        $   130,095
                                                               ===========        ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

                  TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Number of         Common    Additional    Cumulative   Accumulated       Unearned          Total
                                   shares          stock       capital      currency       deficit   compensation
                                                                         translation
                                                                          adjustment

                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, September  30, 1995    12,469,590   $       125   $ 6,235,758   $       949   $(2,339,938)   $  (212,250)   $ 3,684,644

Net loss (unaudited)                  --            --            --            --        (564,625)          --         (564,625)

Unearned compensation                 --            --            --            --            --           75,000         75,000
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1995
(unaudited)                     12,469,590   $       125   $ 6,235,758   $       949   $(2,904,563)   $  (137,250)   $ 3,195,019

Net loss (unaudited)                  --            --            --            --        (494,120)          --         (494,120)

Unearned compensation                 --            --            --            --            --           75,000         75,000

Effect of foreign currency
translation                           --            --            --          24,635          --             --           24,635

                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 1996
(unaudited)                     12,469,590   $       125   $ 6,235,758   $    25,584   $(3,398,683)   $   (62,250)   $ 2,800,534
                               ===========   ===========   ===========   ===========   ===========    ===========    ===========

TRANSMEDIA ASIA PACIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a)     Basis of Presentation

         The balance sheet as of September 30, 1995 was derived from the Company's audited financial statements.

         The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         The Company filed a registration statement with the Securities and Exchange Commission that was declared effective on August 4, 1995.

(b)     Description of business

        Transmedia Asia Pacific, Inc. was incorporated in Delaware on March 10, 1994.

        The Company's main business activity is to make "cash advances" to restaurants in exchange for food and beverage credits, which are then recovered as the Company's cardholders utilise their restaurant charge cards. Presently, the Company has operations in Australia.

        The Company has been granted a license, (the "Transmedia License"), to operate a specialised restaurant charge card business in Asia and the Pacific Rim (the "Licensed Territories") by Transmedia Network Inc. ('Network') a corporation which is incorporated in the United States of America.

        As of March 31, 1996, Transmedia Asia Pacific, Inc, has equity interests in the following companies:

        Name                                         Country of  Incorporation              %  Owned

        Transmedia Asia Pacific plc                  Australia                                  100%

(c)      Restaurant Credits

         Restaurant credits represent the total advances made to participating restaurants in exchange for credits less the amount by which these credits are recouped by the Company as a result of Company cardholders utilising their cards at participating restaurants. The amount by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilised by cardholders.

         The amount of funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilise their restaurant charge card at the respective restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect of the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

(d)     Membership Fees

        Membership fees collected are deferred and are recognized as revenue in equal monthly instalments.

(e)     License Cost

        The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of

TRANSMEDIA ASIA PACIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

        the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1995 or at March 31, 1996.


2.   RELATED PARTIES

    Amounts due from related parties consist of the following:

                             September 30,   March 31,
                                  1995           1996
                                  ----           ----
E Guinan III                  $ 43,891       $  7,891
Conestoga Partners Inc.        155,169         80,169
Transmedia Europe Inc.         416,280        498,729
Paul Harrison                    3,937          4,043
                              --------       --------
                              $619,277       $590,832
                              ========       ========


    Information regarding the activity with respect to the amounts due from related parties is as follows

                                                  Conestoga       Transmedia
                              E Guinan III     Partners Inc.      Europe Inc.      P Harrison

Balance September 30, 1995       $  43,891        $ 155,169        $ 416,280        $   3,937

Additions                           60,000             --            250,000             --
Amounts Collected                  (96,000)         (75,000)        (167,551)            --
Foreign Currency movement             --               --               --                106
                                 ---------        ---------        ---------        ---------
Balance March 31, 1996           $   7,891        $  80,169        $ 498,729        $   4,043
                                 =========        =========        =========        =========


    The above loans are unsecured, non interest bearing, and repayable on demand.

3.   UNEARNED COMPENSATION

    On June 16, 1995 the Company entered into an agreement with Nomura, Wasserstein, Perella Co. Ltd. to provide certain consulting services through June 16, 1996. Pursuant to such agreement, the Company has issued 100,000 shares of common stock to Nomura, Wasserstein, Perella and Co. Ltd.

    The restricted shares and an equal amount of unearned compensation have been included in the balance sheet at the fair value of the shares at the date at which they were issued, considered to be $3.00 per share, and compensation expense for services rendered will be recorded on a periodic basis. In addition a $100,000 retainer has been paid.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

GENERAL

The Company was formed in Delaware in March 1994 to exploit the rights granted to it under the License Agreement. The License Agreement enables the Company to operate within the Licensed Territories, but the Company has, to date, operated only in Australia. It is the Company's intention to consider possible expansion of its operation into other Licensed Territories during the current fiscal year through the granting of franchises or otherwise.

The Company commenced operations in Australia by launching in Sydney with The Sydney Morning Herald newspaper in November 1994. In September 1995 the Company launched with The Age newspaper in Melbourne. The results from these promotions have been encouraging. The Company is now operating in Australia's two largest cities and has well advanced plans to launch in Brisbane. The Company is developing further marketing programmes, some of which may be substantial, to increase the number of Company Cardholders. Association with The Sydney Morning Herald and its sister newspaper The Age has provided both The Restaurant Card in particular and the Company's business in general with an enhanced profile in the Australian business and restaurant community. The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated, but it is believed that this has been expedited by the newspaper promotions, both in respect of the number of Company Cardholders and the number of Company Participating Restaurants.

As of March 31, 1996 the Company had approximately 11,000 Company Cardholders and 350 Company Participating Restaurants.


RESULTS OF OPERATIONS

3 MONTH PERIOD ENDED MARCH  31, 1996

The Company generated sales of $ 473,560 for the three month period ended March 31, 1996, excluding membership fees of $ 41,475. The significant increase in both sales and membership during the previous quarter has been sustained, evidencing the quality of the cardholders and restaurants acquired from the September 1995 launch in Melbourne with The Age newspaper. The Company's success in signing top award winning restaurants as Company Participating Restaurants continues in Brisbane, in advance of the proposed Brisbane launch.

Cost of sales for the period amounted to $ 313,981and gross profit amounted to $ 201,054.

Selling, general and administration expenses for the period totalled $ 697,342 (a reduction of 5 % over the previous quarter). The Company generated $2,168 of interest income.

6  MONTH PERIOD ENDED MARCH 31, 1995

Revenues for the six months ended March 31, 1995 amounted to $ 471,276. The Company began generating revenues from operations in November 1994 as management began recruiting Company Participating Restaurants. Revenues increased significantly on a monthly basis from November 1994 as the Company increased its base of Company Cardholders as a result of the Sydney Morning Herald promotion and also increased the number of Company Participating Restaurants.

Cost of sales for the six months ended March 31, 1995 amounted to $314,068 and gross profit amounted to $157,208.

Selling, general and administration expenses for the period totalled $ 1,121,142 consisting primarily of salaries, rents, commissions, and other general overhead costs. The Company generated $ 30,461 of interest income.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

6  MONTH PERIOD ENDED MARCH 31, 1996

The Company generated sales of $ 842,147, for the six month period ended March 31, 1996, excluding membership fees of $ 80,850. There has been a significant increase in both sales and membership during the period. This can be principally attributed to the impact of the September 1995 launch in Melbourne with The Age newspaper. The Company has also been well received by the Melbourne restaurant community, having attracted a number of top award winning restaurants as Company Participating Restaurants.

Cost of sales for the six months ended March 31, 1996 amounted to $ 557,406 and gross profit amounted to $ 365,591.

Selling, general and administration expenses for the period totalled $ 1,432,991 of which approximately $ 240,000 relates to start up costs of the planned Japanese operation. The Company generated $ 8,655 of interest income.

LIQUIDITY AND CAPITAL RESERVES

The Company was initially capitalized with 7,249,500 shares. On May 26, 1994, the Company issued: (i) 450,000 shares of common stock to Conestoga for $450,000; (ii) 590,790 shares were issued to Network as partial consideration for the purchase of the License; and (iii) 3,525,000 shares were sold to private investors in a private placement at an offering price of $1 per share. Of the cash proceeds of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the License from the private placement of shares, leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company its rights under the License. Initially such utlization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia. In the future, the Company may expand operations in other portions of the licensed territories through wholly-owned subsidiaries or through unaffiliated sublicensees and franchisees.

In April 1995, the Company completed a second private placement of 573,790 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement are being used as working capital in respect of the utilization by the Company of its rights under the License. The net cash to the Company from the second private placement of shares in April 1995 was $1,592,656.

On June 16, 1995 the Company entered into an agreement with Nomura, Wassertein, Perella Co. Ltd. to provide certain consulting services through June 16, 1996. Pursuant to such agreement, the Company has issued 100,000 shares of common stock and paid a $100,000 retainer to Nomura, Wasserstein, Perella and Co. Ltd.

Net cash used in operating activities for the six months ended March 31, 1996 and 1995 was $ 713,324 and $ 1,006,322 respectively of which $ 33,844 and $ (278,467) respectively represents the net cash inflow/(outflow) for advances to Company Participating Restaurants.

The most significant investing activities for the six months ended March 31, 1996 and 1995 were loans to related parties of $ 310,000 and $ 61,118 respectively of which $ 338,551 and $ nil respectively was repaid.

Based upon projected promotions by the Company, it is anticipated that additional funds will be required in order to support a higher level of restaurant advances. This higher level will be required in connection with the anticipated substantial increase in fiscal year 1996 in the number of Company Cardholders and Company Participating Restaurants. Additional funds will have to be obtained by the Company from one or more sources including bank loans or other debt financings, equity financings, or the sale of sublicenses or franchises. While there can be no assurance of any of such sources of funds or the terms upon which they can be obtained, the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs in fiscal 1996. In the immediate term funds will be obtained from International Advance Inc., a related company. Mr Edward J Guinan III, the Company's President, is the principal shareholder and an officer and director of International Advance, Inc.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

INFLATION AND SEASONALITY

The Company does not believe that its operations will be influenced by inflation in the foreseeable future. The business of individual Company Participating Restaurants may be seasonal depending on their location and the type of food and beverages served. However, the Company at this time has no basis on which to project seasonal effects, if any, to its business as a whole.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

PART II:  OTHER INFORMATION
Item 1 2, 3, 4 and 5

Item 1, 2, 3, 4 and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6:  Exhibit and Reports on Form 8K

Reports on Form 8K - no reports on Form 8K were filed for the quarter ended March 31, 1996.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA ASIA PACIFIC INC.


/s/EDWARD J GUINAN III
- --------------------------
EDWARD J GUINAN III
Chairman and Chief Executive Officer

May 10, 1996

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule