Form 10-Q
period 1996-06-30
TRANSMEDIA ASIA PACIFIC INC
filed 1996-08-14
CIK 925063

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   June 30, 1996
                                 -------------

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                         Commission file number 0-26368
                                                -------



                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                            13-3760219
- -------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
        incorporation of                                    Identification No.)
         organization)


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                 -----------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                            ------------------------
                         (Registrant's telephone number,
                              including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                       Yes     /X/     No    / /


The number of Shares outstanding of the issuer's common stock, $.00001 par value, as of August 12, 1996: 12,469,590

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES




PART I: CONDENSED FINANCIAL INFORMATION

ITEM 1 ............................................................  Pages 3-10
Financial Statements

Consolidated Statements of Operations for the three months ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited) and the nine months ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited)

Condensed Consolidated Balance Sheets as at:
- -   September 30, 1995

- -   June 30, 1996 (unaudited)

Consolidated Statements of Cash Flows for the three months ended June 30, 1996 (unaudited) and June 30,1995 (unaudited) and the nine months ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited)

Consolidated Statement of Stockholders Equity for the three month periods ended December 31, 1995 (unaudited), March 31,1996 (unaudited) and June 30, 1996 (unaudited)

Notes


ITEM 2 ............................................................  Pages 11-13
Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:  OTHER INFORMATION........................................  Page 14



SIGNATURES ........................................................  Page 15

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



PART I: CONDENSED FINANCIAL INFORMATION

ITEM 1.

The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1995 Form 10-K filing. The statements are unaudited but reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the company's financial position and the results of operations. The results for the nine months and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Three months       Three months        Nine months        Nine months
                                          ended              ended              ended              ended
                                       June 30,           June 30,           June 30,           June 30,
                                           1995               1996               1995               1996
                                    (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                    -----------        -----------        -----------        -----------
Revenues                            $   344,008        $   414,160        $   815,284        $ 1,256,307
Membership fees                          15,997             70,648             15,997            151,498
                                    -----------        -----------        -----------        -----------

Total revenues and fees                 360,005            484,808            831,281          1,407,805

Cost of sales                          (224,020)          (277,098)          (538,088)          (834,504)

                                    -----------        -----------        -----------        -----------

Gross profit                            135,985            207,710            293,193            573,301

Selling, general and
administrative expenses                (560,975)          (659,649)        (1,682,117)        (2,092,640)

                                    -----------        -----------        -----------        -----------

Loss from operations                   (424,990)          (451,939)        (1,388,924)        (1,519,339)

Interest income                          29,871              1,386             60,332             10,041

                                    -----------        -----------        -----------        -----------

Loss before income taxes               (395,119)          (450,553)        (1,328,592)        (1,509,298)

Income taxes                                 --                 --                 --                 --

                                    -----------        -----------        -----------        -----------

Net loss                               (395,119)          (450,553)        (1,328,592)        (1,509,298)

                                    ===========        ===========        ===========        ===========

Loss per common and
common equivalent share             $     (0.03)       $     (0.04)       $     (0.11)       $     (0.12)
                                    ===========        ===========        ===========        ===========

Weighted average number of
common and common
equivalent shares outstanding        12,228,414         12,469,590         11,953,331         12,469,590
                                    ===========        ===========        ===========        ===========


See accompanying notes to the condensed consolidated financial statements.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 September 30,       June 30,
                                                                          1995           1996
                                                                                   (unaudited)
                                                                 -------------     -----------
ASSETS

Current assets

      Cash and cash equivalents                                    $  941,098       $  107,835

      Restaurant credits (net of allowance for irrecoverable
      credits of $58,152 at June 30, 1996 and of $40,418
      at September 30, 1995)                                          593,418          620,164

      Sundry debtors                                                   77,289          119,617

      Amounts due from related parties (note 2)                       619,277          364,143

      Other current assets                                             70,748           20,750
                                                                   ----------       ----------
                                                                    2,301,830        1,232,509

Total current assets

      Property and equipment, (net of accumulated
      depreciation $40,056 at September 30, 1995 and
      $64,283 at June 30, 1996)                                       141,775          145,238

      Intangible assets, (net of accumulated
      amortisation of $122,720 at September 30, 1995
      and $214,760 at June 30, 1996)                                1,868,855        1,776,852
                                                                   ----------       ----------

TOTAL ASSETS                                                       $4,312,460       $3,154,599
                                                                   ==========       ==========




See accompanying notes to the condensed consolidated financial statements.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   September 30,           June 30,
                                                                            1995               1996
                                                                                        (unaudited)
                                                                   -------------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Bank overdraft                                                 $   126,148        $    50,839
      Trade accounts payable                                             116,918            192,364
      Deferred membership fee income                                     128,990            188,267
      Accrued liabilities                                                246,236            291,171
      Amount due to related parties                                        9,524               --
                                                                     -----------        -----------
Total Current Liabilities                                            $   627,816        $   722,641
                                                                     -----------        -----------


STOCKHOLDERS' EQUITY

      Preferred stock, $0.01 par value per share
      Authorised 5,000,000 shares; none issued                              --                 --

      Common stock, $0.00001 par value per share
      Authorised 20,000,000 shares;
      (12,469,590 issued and outstanding at September 30, 1995
      and at June 30, 1996)                                                  125                125

      Additional paid in capital                                       6,235,758          6,235,758

      Cumulative foreign currency translation
      adjustment                                                             949             45,311

      Unearned compensation                                             (212,250)              --

      Accumulated deficit                                             (2,339,938)        (3,849,236)
                                                                     -----------        -----------
      Total Stockholders' Equity                                     $ 3,684,644        $ 2,431,958
                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 4,312,460        $ 3,154,599
                                                                     ===========        ===========




See accompanying notes to the condensed consolidated financial statements.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

- --------------------------------------------------------------------------------

                                                            Three months     Three months         Nine months        Nine months
                                                                   ended            ended               ended              ended
                                                                June 30,         June 30,            June 30,           June 30,
                                                                    1995             1996                1995               1996
                                                             (unaudited)      (unaudited)         (unaudited)        (unaudited)
                                                             -----------      -----------         -----------        -----------
Cash flows from Operating Activities:
      - Net loss                                             $ (395,119)       $ (450,553)       $(1,328,592)        (1,509,298)
Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation                                              8,215             7,932             21,810             22,870
      - Amortisation of licence                                  30,680            30,680             92,040             92,040
      - Provision for irrecoverable restaurant credits               --             8,041                 --             15,741
      - Deferred membership fees                                133,194           112,244            133,194             56,698
      - Amortisation of deferred compensation                    17,000            62,250             17,000            212,250
Changes in assets and liabilities:
      - Trade accounts payable                                   73,106             9,719             73,106             73,107
      - Accrued liabilities                                    (119,977)           13,771             71,643             35,411
      - Restaurant credits                                      (22,297)          (64,462)          (300,764)           (30,618)
      - Other current assets                                         --                --            (11,183)            50,000
      - Sundry debts                                             10,530           (40,425)           (39,244)           (42,328)
                                                             ----------        ----------        -----------        -----------
Net cash used in operating activities                          (264,668)         (310,803)        (1,270,990)        (1,024,127)
                                                             ----------        ----------        -----------        -----------
Cash flows from investing activities:
      - Loans to related parties                               (198,000)          (15,450)          (245,688)          (325,450)
      - Repayment of related party loans                             --           167,557                 --            248,250
      - Receipts from related parties                                --                --                 --             90,307
      - Charges from related parties                                 --            74,671                 --            242,222
      - Disposal/(purchase) of  property
        and equipment                                            52,935            (8,695)           (42,847)           (23,499)
                                                             ----------        ----------        -----------        -----------
Net cash (used in)/from investing activities                   (145,065)          218,083           (288,535)           231,830
                                                             ----------        ----------        -----------        -----------
Cash flows from financing activities:
      - Bank overdraft                                          (48,563)           50,840                 --            (75,308)
      - Net proceeds from issuance
        of common stock                                       1,592,656                --          1,592,656                 --
      - Purchase of  Treasury Stock                                  --                --            (20,000)                --
                                                             ----------        ----------        -----------        -----------
Net cash used in financing activities                         1,544,093            50,840          1,572,656            (75,308)
                                                             ----------        ----------        -----------        -----------
Effects of foreign currency on cash                               3,386            19,620                500             34,342

Net increase/(decrease) in cash and
cash equivalents                                              1,137,746           (22,260)            13,631           (833,263)
                                                             ----------        ----------        -----------        -----------
Cash and cash equivalents at
beginning of period                                             787,695           130,095          1,911,810            941,098
                                                             ----------        ----------        -----------        -----------
Cash and cash equivalents
at end of period                                             $1,925,441        $  107,835        $ 1,925,441        $   107,835
                                                             ==========        ==========        ===========        ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Number of   Common   Additional             Cumulative    Accumulated       Unearned         Total
                                  shares   stock       capital   currency translation        deficit   compensation
                                                                                          adjustment
                               ---------   ------   ----------   --------------------    -----------   ------------      ---------
Balance, September 30, 1995   12,469,590    $125    $6,235,758                $   949   $(2,339,938)     $(212,250)    $3,684,644

Net loss (unaudited)                  --      --            --                     --      (564,625)            --       (564,625)
Unearned compensation                 --      --            --                     --            --         75,000         75,000
                              ----------    ----    ----------                -------   -----------      ---------     ----------
Balance, December 31, 1995
(unaudited)                   12,469,590    $125    $6,235,758                $   949   $(2,904,563)     $(137,250)    $3,195,019

Net loss (unaudited)                  --      --            --                     --      (494,120)            --       (494,120)
Unearned compensation                 --      --            --                     --            --         75,000         75,000
Effect of foreign currency
translation                           --      --            --                 24,635            --             --         24,635

                              ----------    ----    ----------                -------   -----------      ---------     ----------
Balance, March 31, 1996
(unaudited)                   12,469,590    $125    $6,235,758                $25,584   $(3,398,683)     $ (62,250)    $2,800,534

Net loss (unaudited)                  --      --            --                     --      (450,553)            --       (450,553)
Unearned compensation                 --      --            --                     --            --         62,250         62,250
Effect of foreign currency
translation                           --      --            --                 19,727            --             --         19,727

                              ----------    ----    ----------                -------   -----------      ---------     ----------
Balance, June 30, 1996
(unaudited)                   12,469,590    $125    $6,235,758                $45,311   $(3,849,236)     $      --     $2,431,958
                              ==========    ====    ==========                =======   ===========      =========     ==========

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Condensed Consolidated Financial Statements


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation

         The balance sheet as of September 30, 1995 was derived from the Company's audited financial statements.

         The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         The Company has been granted a license (the "Transmedia License"), to operate a specialised restaurant charge card business in Asia and the Pacific Rim (the "Licensed Territories") by Transmedia Network Inc. ('Network'), a corporation which is incorporated in the United States of America.

         As of June 30, 1996, Transmedia Asia Pacific, Inc. has equity interests in the following companies:

Name                                 Country of Incorporation            % Owned

Transmedia Asia Pacific plc          Australia                              100%

(c)      Restaurant Credits

         Restaurant credits represent the total advances made to participating restaurants ("Company Participating Restaurants") in exchange for credits less the amount by which these credits are recouped by the Company as a result of cardholders ("Company Cardholders") utilising their card ("The Restaurant Card") at Company Participating Restaurants. The amount by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by Company Cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilised by cardholders.

         The amount of funds advanced to Company Participating Restaurants are generally unsecured and are recoverable as cardholders utilise their restaurant charge card at the respective restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect of the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

(d)      Membership Fees

         Membership fees collected are deferred and are recognized as revenue in equal monthly instalments.

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Condensed Consolidated Financial Statements



(e)      License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1995 or at June 30, 1996.

2.       RELATED PARTIES

         Amounts due from related parties consist of the following:

                                         September 30,         June 30,
                                                  1995             1996
                                                  ----             ----
         E Guinan III                         $ 43,891         $     --
         Conestoga Partners Inc.               155,169           26,260
         Transmedia Europe Inc.                416,280          333,751
         Paul Harrison                           3,937            4,132
                                              --------         --------
                                              $619,277         $364,143
                                              ========         ========


         Information regarding the activity with respect to the amounts due from related parties is as follows:

                                                           Conestoga       Transmedia
                                        E Guinan III    Partners Inc.      Europe Inc.   P Harrison
                                        ------------    -------------      -----------   ----------
         Balance September 30, 1995       $  43,891        $ 155,169        $ 416,280        $3,937

         Additions                           75,450               --          250,000            --
         Amounts Charged                         --               --         (242,222)           --
         Amounts Collected                 (119,341)        (128,909)         (90,307)           --
         Foreign Currency movement               --               --               --           195
                                          ---------        ---------        ---------        ------
         Balance June 30, 1996            $      --        $  26,260        $ 333,751        $4,132
                                          =========        =========        =========        ======


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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

The Company commenced operations in Australia by launching in Sydney with The Sydney Morning Herald newspaper in November 1994. In September 1995 the Company launched with The Age newspaper in Melbourne. The results from these promotions have been encouraging. The Company is now operating in Australia's two largest cities and has recently launched in Brisbane. The Company is developing further marketing programmes, some of which may be substantial, to increase the number of Company Cardholders. Association with The Sydney Morning Herald and its sister newspaper The Age has provided both The Restaurant Card in particular and the Company's business in general with an enhanced profile in the Australian business and restaurant community. The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated, but it is believed that this has been expedited by the newspaper promotions, both in respect of the number of Company Cardholders and the number of Company Participating Restaurants.

As of June 30, 1996 the Company had approximately 9,600 Company Cardholders and 350 Company Participating Restaurants.

Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of a significant amount of Company Cardholders or Company Participating Restaurants; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure comply with, government regulations; and other factors referenced in this Report.


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1995

The Company generated sales of $344,008 for the three month period ended June 30, 1995, excluding membership fees of $15,997. Sales represent the retail value of food and beverages consumed by Company Cardholders at Company Participating Restaurants, less the discount that is granted to Company Cardholders.

Membership fees were waived for the first six months, as part of The Sydney Morning Herald promotion, hence this is the first quarter such fees have been charged. Membership fees are charged at Australian $70 per Company member for a year's membership. The Company may waive membership fees in future in order to attract new Company Cardholders or to encourage use of The Restaurant Card by existing Company Cardholders.

Cost of sales for the period amounted to $224,020. Cost of sales is approximately 50% of the food and beverages consumed by Company cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company participating restaurants.

Selling, general and administration expenses for the period totalled $560,975. This indicates the Company has been able to control its overhead despite being in an early stage of growth.

The Company generated $29,871 of interest income.


THREE MONTH PERIOD ENDED JUNE 30, 1996

The Company generated sales of $414,160 for the three month period ended June 30, 1996, excluding membership fees of $70,648. The Company launched over 35 Brisbane Company Participating Restaurants in the July restaurant directory. During the period the Company signed a joint marketing agreement with Westpac Bankcorp, which is one of Australia's leading domestic banks. The campaign, which launches on August 14 will feature a 20% savings no fee card being offered to 1.5m. Westpac Bankcorp customers. Management are confident that this campaign, backed by the endorsement of a leading domestic bank and which also addresses the Australian market's apparent resistance to card membership fees, will generate a significant increase in cardholder numbers and revenues. This campaign also marks an important development into the financial services sector.

Cost of sales for the period amounted to $277,098 and gross profit amounted to $207,074.

Selling, general and administration expenses for the period totalled $659,649 (a reduction of 9 % over the previous quarter). The Company generated $1,386 of interest income.


NINE MONTH PERIOD ENDED JUNE 30, 1995

Revenues for the nine months ended June 30, 1996 amounted to $815,284. The Company began generating revenues from operations in November 1994 as management began recruiting Company Participating Restaurants. Revenues increased significantly on a monthly basis from November 1994 as the Company increased its base of Company Cardholders as a result of the Sydney Morning Herald promotion and also increased the number of Company Participating Restaurants.

Cost of sales for the nine months ended June 30, 1995 amounted to $538,088 and gross profit amounted to $293,193.

Selling, general and administration expenses for the period totalled $1,682,117 consisting primarily of salaries, rents, commissions, and other general overhead costs. The Company generated $60,332 of interest income.


NINE MONTH PERIOD ENDED JUNE 30, 1996

The Company generated sales of $1,256,307 for the nine month period ended June 30, 1996, excluding membership fees of $151,498. There has been a significant increase in both sales (a 54% increase over 1995) and membership during the period. This can be principally attributed to the impact of the September 1995 launch in Melbourne with The Age newspaper. The Company has also been well received by the Melbourne restaurant community, having attracted a number of top award winning restaurants as Company Participating Restaurants. This success has been repeated in Brisbane, approaching 50% of those restaurants receiving awards in the Queensland State Premier's 1996 annual tourist awards are now Company Participating Restaurants.

Cost of sales for the nine months ended June 30, 1996 amounted to $834,504 and gross profit amounted to $573,301.

Selling, general and administration expenses for the period totalled $2,092,640 of which approximately $270,000 relates to start up costs of the planned Japanese operation. The Company generated $10,041 of interest income.

LIQUIDITY AND CAPITAL RESERVES

The Company was initially capitalized with 7,249,500 shares. On May 26, 1994, the Company issued: (i) 450,000 shares of common stock to Conestoga Partners, Inc. ("Conestoga") for $450,000; (ii) 590,790 shares were issued to Network as partial consideration for the purchase of the License; and (iii) 3,525,000 shares were sold to private investors in a private placement at an offering price of $1 per share. Of the cash proceeds of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the License from the private placement of shares, leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company its rights under the License. Initially such utilization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia. In the future, the Company may expand operations in other portions of the licensed territories through wholly-owned subsidiaries or through unaffiliated sublicensees and franchisees.

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

In August 1996 the Company completed a private placement of 892,857 shares of Common Stock at a price of $1.40 per share. The proceeds of $1,250,000 are to be used for working capital and launching the Restaurant Card in additional cities in Australia and New Zealand.

Net cash used in operating activities for the nine months ended June 30, 1996 and 1995 was $1,024,127 and $1,270,990 respectively of which $30,618 and $300,764 respectively represents the net cash outflow for advances to Company Participating Restaurants.

The most significant investing activities for the nine months ended June 30, 1996 and 1995 were loans to related parties of $325,450 and $245,688 respectively of which $248,250 and $ nil respectively was repaid.

During fiscal year 1996 and 1997, based upon projected promotions by the Company, it is anticipated that additional funds will be required. The required funds will be obtained by the Company from one or more sources including equity financings, bank loans or other debt financings, or the sale of other sub-licenses or franchises. While there can be no assurance of any such sources of funds or the terms upon which they may be obtained, the Company is confident that sufficient funds are available to meet its short term needs and will be available to meet its anticipated business expansion needs in the remainder of fiscal year 1996.


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

PART II:  OTHER INFORMATION

Item 1, 2, 3 and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4:  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Company was held on April 25, 1996.

         (b) The following six directors were elected at the Annual Meeting. Each director received 6,613,060 votes For election.

                  Eugene A. Cernan
                  Walter M Epstein
                  Edward J. Guinan, III
                  Paul L. Harrison
                  Helene Ploix
                  Joseph V. Vittoria

         (c) Listed below are the matters which were voted on at the Annual Meeting and the votes for each such matter:

         1. To amend the Company's Certificate of Incorporation to increase the Company's authorized capital stock from 25,000,0000 to 100,000,000.

                  For:     6,613,060
                  Against:         0

         2. To approve and ratify the Company's 1996 Outside Directors Stock Option Plan.

                  For:     6,562,960
                  Against:    63,100
                  Abstain:     7,000

         3. To ratify the selection of Arthur Andersen as the Company's independent public accountants for fiscal 1996.

                  For:     6,613,060
                  Against:         0


Item 6:  Exhibit and Reports on Form 8K

Reports on Form 8K - no reports on Form 8K were filed for the quarter ended June 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorised.




TRANSMEDIA ASIA PACIFIC, INC.




E J Guinan

- ---------------
EDWARD J GUINAN III
Chairman and Chief Executive Officer

August 12, 1996