Form 10-K405
period 1996-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1996-12-30
CIK 925063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended           SEPTEMBER 30, 1996
                          ----------------------------
                                           OR\

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________

                         Commission file number 0-26368
                                                -------

                          TRANSMEDIA ASIA PACIFIC, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      13-3760219
     ----------------------                           -----------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation of organization                      Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                           Name of each exchange
     -------------------                           on which registered
                                                  -------------------------
            NONE                                          [NONE]

          Securities registered pursuant to Section 12 (g) of the Act:
                    COMMON STOCK, PAR VALUE $.00001 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   [X]       No [ ]
                                                         ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 18, 1996 was: $10,705,457 based upon the last sales price of a share of Common Stock on the Nasdaq SmallCap market.

Number of shares outstanding of Registrant's Common Stock, as of December 18, 1996: 13,918,697
DOCUMENTS INCORPORATED BY REFERENCE:

                                             Location in Form 10-K in
                                                       which
          Document                            Document is Incorporated
          --------                            ------------------------
Registrant's Proxy Statement                         Part III
    relating to the 1997
      Annual Meeting of
        Stockholders

                                   PART I
ITEM 1 - BUSINESS

BACKGROUND

Transmedia Asia Pacific, Inc. is a Delaware Corporation which was formed in March 1994 and began business operations in Sydney, Australia in November 1994. As used in this Report, the term "Company" includes Transmedia Asia Pacific Inc. and its subsidiaries unless otherwise indicated. On May 2, 1994 the Company acquired from Conestoga Partners II, Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"), an independent company which owns approximately 4% of the Company, through Network's affiliate TMNI International Inc. ("TMNI"), pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a discount restaurant charge card business in essentially all the countries in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, The Philipines and India (the "Licensed Territories").

All references to $'s and dollars relate to US $'s, unless otherwise stated.

BUSINESS ACTIVITIES

The business of the Company is the exploitation of the rights acquired under the License Agreement. The Company is currently operating in Australia and plans in the future to develop the License within the Licensed Territories directly, through subsidiaries, and through the sale of sub-licenses and franchises to others.

The Company advances money to restaurants selected by it which agree to become participating restaurants ("Company Participating Restaurants") in exchange for food and beverage credits, typically in the ratio of $2 of food and beverage credits for every $1 advanced. The Company recovers its advances ("Restaurant Credits") from food and beverages purchased net of taxes and service ("Food and Beverage Credits") from Company Participating Restaurants, by cardholders ("Company Cardholders") who complete applications to become holders of the restaurant card ("The Restaurant Card") offered by the Company and are accepted. The Company keeps a current record of the amount of Food and Beverage Credits outstanding at each Company Participating Restaurant. As food and beverages are consumed by Company Cardholders at Company Participating Restaurants by such Company Cardholders charging the retail price of such food and beverages with The Restaurant Card, the Food and Beverage Credits outstanding are reduced and the Restaurant Credits outstanding are also reduced by one-half of such Food and Beverage Credits used.

Each Company Cardholder receives on each purchase a credit equal to 20% or 25% of the Food and Beverage Credits used. The Company Participating Restaurant is paid its taxes and service by the Company from a portion of the proceeds received by the Company from the payment by a Company Cardholder of the amount charged on The Restaurant Card. The Company retains the balance which reduces the Restaurant Credits by approximately 50% of the Food and Beverage Credit used. The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 2% of Food and Beverage Credits used as sales commissions.

The Restaurant Card is a discount restaurant charge card used by a Company Cardholder in lieu of a major credit card to charge food and beverages purchased at a Company Participating Restaurant. The Restaurant Card charges are transferred to the major credit card used by the Company Cardholder as listed in his application for the Restaurant Card. The full amount of the charge is listed on the major credit card bill along with a separate credit equal to 20% or 25% of the cost of food and beverages at a Company Participating Restaurant (excluding taxes and service). As at December 18, 1996, the Company had approximately 420 Company Participating Restaurants and approximately 22,000 Company Cardholders. Company Cardholders either have a 20% free membership card or a 25% membership card with an annual fee of 70 dollars (Australian), up to six months of which is waived in most instances or is otherwise shared with the entity which assists in obtaining the new account for up to the first six months. The Company has recently launched a 20% free membership card with Westpac Banking Corp as joint marketing partner.

The Company receives its revenues from (a) the difference between the amount of its Restaurant Credits to Company Participating Restaurants and Food and Beverage Credits used at Company Participating Restaurants by Company Cardholders, net of the 25% discount to Company Cardholders, the Network royalty and sales commissions, (b) annual membership fees and renewal fees of Company Cardholders, and (c) sub-license and franchise fees when and if received by the Company from future franchises and sub-licenses, net of minimum up-front payments to Network with regard to such franchises and licenses.

The Company launched The Restaurant Card in Sydney, Australia, through a promotional campaign with the Sydney Morning Herald in November 1994. In September 1995 the Company launched in Melbourne, Australia with The Age newspaper. More recently the Company has launched in Brisbane and the Gold Coast, Australia. The Company is in the process of developing additional campaigns to attract new Company Cardholders. Any campaign is likely to involve the waiver of the annual fee for some limited period of time, typically up to a maximum of 6 months. In addition dining bonuses, typically $20 (Australian) may be granted as an inducement. Given the Company's operating structure the cost to the Company is only half the amount of the bonus granted.

Network, from whose affiliate, TMNI, the License was granted and on whose business the Company's operations are modelled, is a publicly traded company operating in the United States both directly and through licensees and franchisees. Under the License the Company is authorized to engage in business within the Licensed Territories in the same manner as Network operates in the United States, except that under the License Agreement the Company must pay certain royalties to Network based both on operations and the sale of license rights and must get the approval of Network for certain changes in key executives and principal shareholdings.

Network owns 590,790 shares of the Company's common stock, which it acquired as partial consideration for the sale of the License to the Company, and has the right to designate one director of the Company, which right is not currently being exercised. The Company has no ownership interest in Network.

In December 1996 Network and TMNI agreed, at the Company's request, to amend the License. The principal revisions are that the Company is now permitted to expand into new businesses, acquire Countdown PLC and undertake a corporate restructure. In consideration a $750,000 fee will be payable when, and if, the acquisition of Countdown PLC is completed and a $250,000 fee will be payable when, and if, a corporate restructuring is completed.

Company Cardholders and Cardholders of Network and its franchisees are able to use The Restaurant Card to purchase meals in all territories covered by the Company, Network and its franchisees. The Company will realise all financial benefits from meals consumed within the Licensed Territories and no financial benefit from meals consumed outside of the Licensed Territories.

Transmedia Europe, Inc. ("Transmedia Europe"), of which Edward Guinan III, President of the Company, is the principal shareholder and an officer and director, owns an equivalent license from TMNI covering all the countries in Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republic. Transmedia Europe commenced operations in the United Kingdom in January 1994 and has obtained approximately 48,000 cardholders since its launch.

TRANSACTION ILLUSTRATION

The following is a descriptive illustration of a hypothetical transaction by a Company Cardholder at a Company Participating Restaurant.

The Company, through a commissioned sales representative, recruits Restaurant A, a full service restaurant , as a Company Participating Restaurant. The Company grants Restaurant Credits in the amount of 3,000 dollars which entitles the Company to collect the proceeds from 6,000 dollars of Food and Beverage Credits charged by Company Cardholders on The Restaurant Card at Restaurant A. John Smith, a Company Cardholder, enjoys a meal at Restaurant A and pays the 100 dollar check (consisting of 80 dollars for food and beverages and 20 dollars for taxes and service) with The Restaurant Card. Mr Smith presents The Restaurant Card. Restaurant A delivers The Restaurant Card receipt for Mr Smith's meal to the Company for processing through the Major Credit Card Account designated by Mr Smith in The Restaurant Card application and for payment. The Company utilizes 80 dollars of Restaurant A's Food and Beverage Credits (for which it has made Restaurant Credits of 40 dollars and reduces the Restaurant Credits due to it from Restaurant A by 40 dollars. The Company then submits a credit to Mr Smith's Major Credit Card Account in the amount of 20 dollars (representing 25% of the 80 dollars of food and beverages consumed). Upon receipt of The Restaurant Card receipt of Mr Smith of 100 dollars, the Company forwards 20 dollars of this amount (representing the tax and service portion of Mr Smith's meal check) to Restaurant A.

The Company forwards 1.60 dollars as a royalty to Network (2% of the 80 dollars of Food and Beverage Credits used) and keeps 58.40 dollars. This compares with Restaurant Credits made by the Company of 40 dollars to Restaurant A and the 80 dollars of Food and Beverage Credits utilized in providing Mr Smith his meal. The Company is responsible for paying the commissions of its sales representatives whose commissions are currently 2% of Food and Beverage Credits used.

The allocation of the hypothetical 100 dollars check can be summarized as follows:


Name                 Amount Received              Nature of Allocation
----                 ---------------              --------------------
Mr Smith             20 dollars              25% of food and beverage charges
                                             (exclusive of tip and taxes) credited to
                                             his Major Credit Card account.
Restaurant A         20 dollars              Payment of service and taxes.
Restaurant A         -0-                     The Restaurant Credits due to the
                                             Company by Restaurant A are reduced
                                             by 40 dollars.
Network              1.60 dollars            A royalty fee of 2% of the 80 dollar
                                             of Food and Beverage Credits
                                             used is payable to Network.
The Company          58.40 dollars           This represents a reduction of
                                             Restaurant Credits by 40 dollars
                                             plus 18.40 dollars of gross profit.
                                             From this amount a sales representative
                                             of the Company will typically receive a
                                             commission of 2% of Food and
                                             Beverage Credits used or in this
                                             example 1.60 dollars.

EMPLOYEES

As of December 18, 1996, the Company employed 19 persons, none of whom are affiliated with a union. The Company believes that its relationship with its employees is good.

COMPETITION

The charge card business, including the discount restaurant card business, is highly competitive, both internationally and in Australia. The Company will be competing to enrol Company Participating Restaurants and Company Cardholders against other discount programs. Competitors include discount programs offered by major credit card companies such as American Express, as well as Visa, Mastercard and Diners Club. Moreover, other companies offer different kinds of discount marketing programs relating to sales at their own outlets. Many of the Company's competitors are larger than the Company and have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

The Company believes that the unique feature of The Restaurant Card is that it can be used by Company Cardholders at Company Participating Restaurants with virtually no restrictions, that The Restaurant Card provides substantial savings without the need for a Company Cardholder to present discount coupons when paying for a meal, and that Company Participating Restaurants are provided with cash in advance of customer charges. The Company believes that all these features contribute to the Company's competitiveness. Although the Company is not aware of any discount programs, restaurant financing business or discount restaurant charge card business in any of the areas in the Licensed Territories, there is no guarantee that others will not offer, in the future, similar services in any of the Licensed Territories.

The Company also believes that advertising and promotion, which will require significant cash outlays, will be necessary to maintain competitiveness. However, competitive pressure may require significant additional cash expenditures for advertising and promotion, the amount and timing of which may be dictated in part by the marketing policies of competitors. If the revenues from the Company's operations are insufficient to permit management to match promotional campaigns of competitors, the number of Company Cardholders and Company Participating Restaurants in the Licensed Territory may decline, with a resulting adverse effect on the Company's financial condition.

GOVERNMENT REGULATION

The Company believes that it possesses all governmental permits or licenses necessary to operate in Australia. However, it does not possess any governmental permits or licenses for other portions of the Licensed Territories and has not inquired yet whether any permits or licenses will be required. In the event permits or licenses are necessary for the conduct of the Company's business in other portions of the Licensed Territories, or that additional licenses or permits are required in respect of operations in Australia, there is no guarantee that the Company will be able to procure them, the failure of which could have a material adverse effect on the Company's ability to operate or expand its operations in the Licensed Territories.

ITEM 2 - PROPERTIES

The Company leases office space of approximately 2,500 square feet in Sydney at 19-31 Pitt Street. The lease is for a period of 6 years commencing August 31, 1994, at a net rental of approximately $80,514 per annum.

ITEM 3 - LEGAL PROCEEDINGS

As of the date of this Report there are no material legal proceedings pending involving the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1996, no matters were submitted to a vote of the security holders.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK
EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: Since August 4, 1995, shares of the Company's Common Stock $.00001 par value (the "Common Stock") have traded on the Nasdaq SmallCap Market (symbol "TMNA"). The following table sets forth, for the periods indicated and as reported by the Nasdaq SmallCap Market, the high and low sales prices for shares of the Company's Common Stock.


      Quarter Ended                       High                     Low
      -------------                       ----                     ---
      September 30, 1995                  $3 1/2                  $1 1/2
      December 31, 1995                   $3                      $1 9/16
      March 31, 1996                      $2 1/4                  $1 3/8
      June 30, 1996                       $2 7/8                  $1 1/16
      September 30, 1996                  $2 3/8                  $   7/8
      September 30, 1996 through
      December 18,1996                    $1 5/8                  $1



(b) Holders of Common Stock: The number of stockholders of record for Common Stock on December 18, 1996 was 220. The Company believes that there are a significant number of additional beneficial owners of its Common Stock whose shares are held in "Street Name".

(c) Dividends: The Company has never paid dividends with respect to the Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

(d) Recent sales of unregistered securities: In August 1996 the Company issued 892,857 shares of Common Stock for cash to one investor at a price of $1.40 per share. In December 1996 the Company issued a further 556,250 shares of Common Stock for cash to nine investors at a price of $2.00 per share. With regard to both issues the Company has claimed an exemption from the registration requirements of the Securities Act of 1933, as amended ('Securities Act') by relying on section 4 (2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder. No underwriter was involved in these transactions.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last three fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included in this Report.

Income Statement Data
---------------------

                                                                       Period March
                                                                          10, 1994
                                                                      (inception) to
                                   Fiscal Years ended September 30,    September 30,
                                           1996           1995             1994
                                           ----           ----             ----
      Total revenues                  $ 1,890,476     $ 1,103,081     $        --

      Gross profit                        791,810         400,358              --

      Loss from operations             (2,027,263)     (2,075,747)       (377,498)

      Net loss                        $(2,006,258)    $(1,990,288)    $  (349,650)

      Net loss per share              $     (0.16)    $     (0.17)    $     (0.03)


Balance Sheet Data
------------------

                                                   As at September 30,
                                           1996            1995            1994
                                           ----            ----            ----
      Restaurant credits              $   636,808     $   593,418     $    61,129

      Intangible assets                 1,746,176       1,868,855       1,841,560

      Total assets                      3,954,947       4,312,460       4,164,997

      Total liabilities                   776,350         627,816         151,920

      Total equity                      3,178,597       3,684,644       4,013,077

Other Data
----------

      Number of Participating
        Restaurants                           430             330              25

      Number of Company Cardholders        18,000           9,000              --

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the years ended September 30, 1996, 1995 and for the period ended September 30, 1994. The success of the Company is dependent upon increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. Our joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of December 18, 1996 the Company had approximately 22,000 Company Cardholders and 420 Company Participating Restaurants.

Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the loss of a large number of Company Cardholders or Company Participating Restaurants; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO PERIOD FROM MARCH 10, 1994 (INCEPTION) TO SEPTEMBER 30, 1994

Revenues, exclusive of membership fees of $27,564 for the year ended September 30, 1995 amounted to $1,075,517. Revenues represent the retail value of food and beverages consumed by Company Cardholders at Company Participating Restaurants, less the 25% discount that is granted to Company Cardholders. Cost of sales is approximately 50% of the retail value of the food and beverages consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. The gross profit of $400,358 for the year amounts to 25% of the full retail value of the food and beverages consumed by Company Cardholders, together with a pro rata portion of membership fees and other income. The Company acquired 9,000 Cardholders during the year ended September 30, 1995. The Company increased its number of Participating Restaurants from 25 to 330 at September 30, 1994 and at September 30, 1995 respectively.

The Company began generating revenues from operations in November 1994 as management began recruiting Company Cardholders. Revenues increased significantly on a monthly basis from November 1994 to May 1995 as the Company increased its base of Company Cardholders as a result of the Sydney Morning Herald promotion and also increased the number of Company Participating Restaurants. It is anticipated that the September 1995 launch of the Restaurant Card in Melbourne in The Age newspaper will have an effect on revenues and cardholder numbers. The Company's revenues are generated primarily from the usage of The Restaurant Card. Accordingly, the Company has marketing programs which are intended to increase the frequency of use of The Restaurant Card in addition to obtaining new Company Cardholders.

Cost of sales amounted to $703,203 for the year ended September 30, 1995. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company Participating Restaurants.

Selling, general, and administrative expenses amounted to $2,476,105 and $377,498 for the year ended September 30, 1995 and the period ended September 30, 1994, respectively. Selling, general, and administrative expenses consist primarily of salaries, rents, commissions, and other general overhead costs and for fiscal 1995 include the costs of the first full year's operation in addition to costs relating to the registration of the Company's Common Stock under the Securities Act of 1933.

The Company earned $85,459 and $34,148 for the year ended September 30, 1995 and the period ended September 30, 1994, respectively, from the temporary investment of excess cash funds. The Company was in a net operating loss carry forward position for income tax purposes however no tax benefit was recognised in the 1995 fiscal year.

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

The Company generated revenues of $1,659,515 (an increase of 54% over 1995) for the year ended September 30, 1996. The increase in revenues can be principally attributed to the September 1995 launch in Melbourne with The Age newspaper. The Company has been well received by the Melbourne restaurant community, having attracted a number of award winning restaurants as Company Participating Restaurants. This success has subsequently been repeated in Brisbane, with approximately 50% of the Company Participating Restaurants receiving awards in the Queensland State Premier's 1996 annual tourist awards. The Company increased its number of Cardholders from 9,000 to 18,000 at September 30, 1995 and at September 30, 1996 respectively, largely as a result of the 10,000 Company Cardholders produced by the Westpac Banking Corp campaign since August 1996. The Company increased its number of Participating Restaurants from 330 to 430 at September 30, 1995 and at September 30, 1996 respectively. Membership fees for the year ended September 30, 1996 of $230,961 are significantly greater than the $27,564 reported for 1995 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period.

Cost of sales amounted to $1,098,666 (an increase of 54% over 1995) for the year ended September 30, 1996, in line with the 54% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company Participating Restaurants.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1996 amounted to $2,819,073 representing an increase of 14% over 1995. During the year significant savings have been achieved in printing costs.

The Company earned $21,005 for the 1996 fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company was initially capitalized with 7,249,500 shares. On May 26, 1994, the Company issued: (i) 450,000 shares of common stock to Conestoga for $450,000; (ii) 590,790 shares were issued to Network as partial consideration for the purchase of the License; and (iii) 3,525,000 shares were sold to private investors in a private placement at an offering price of $1 per share. Of the cash proceeds of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the License from the private placement of shares, leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company its rights under the License, Initially such utilization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia Pty Limited. In the future, the Company may expand operations in other portions of the Licensed Territories through wholly-owned subsidiaries or through unaffiliated sublicensees and franchisees.

In April 1995, the Company completed a second private placement of 673,800 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilization by the Company of its rights under the License. The net cash to the Company from the second private placement of shares in April 1995 was $1,892,656.

In July 1996 the Company issued 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 have been used to provide working capital to existing operations. In December 1996 the Company issued 556,250 shares of Common Stock at a price of $2.00 per share. The net proceeds of $1,097,500 will be used to provide working capital to existing operations.

Net cash used in operating activities for the years ended September 30, 1996, 1995 and 1994 were $1,583,819, $2,045,395 and $349,014, respectively, of which
$98,997, $572,707 and $50,025, respectively, represents the net cash outflow for advances to Company Participating Restaurants. These cash outflows were funded by the 1994 issue of common stock which generated $2,031,097, the 1995 issue of 6 1/2% Convertible Preferred Stock and the 1996 issue of Common Stock.

The Company made investments of $150,000 to extend the option to licence the sole Transmedia Franchise in the Sate of Hawaii and $1,000,000 to acquire the License during the year ended September 30, 1995 and period ended September 30, 1994, respectively. In addition, there were cashflows due from/(to) related parties of $663,930, $(424,437) and $(89,672) for the years ended September 30, 1996, 1995 and period ended September 30,1994, respectively.

On June 16, 1995 the Company entered into an agreement with Nomura, Wassertein, Perella and Co. Ltd. to provide certain consulting services through June 16, 1996. Pursuant to such agreement, the Company has issued 100,000 shares of common stock and paid a $100,000 retainer to Nomura, Wasserstein, Perella and Co. Ltd.

The cash resources of the Company will be used to provide Restaurant Credits to Company Participating Restaurants in the Licensed Territories, and to pay for general and administrative expenses, including officers' compensation and compensation to independent sales consultants for the recruitment of Company Participating Restaurants, and Company Cardholders.

The Restaurant Credits are generally unsecured and are recoverable only as Company Cardholders utilise The Restaurant Card at the respective Company Participating Restaurant. In a small number of cases, the Company may request a personal guarantee from the owner.

Generally, no other forms of collateral or security are obtained from restaurant owners. Recovery of Restaurant Credits as well as generation of gross profit from operations is strongly dependent upon the frequency of use by existing Company Cardholders of The Restaurant Card. Losses from restaurant failures have not been significant in the limited operating experience of the Company.

The Company has not made any significant capital commitments other than the commitments made under the License. The Company does not have an immediate plan to make other significant capital commitments related to the operation of its business in Australia.

Although the Company anticipates that its current cash, together with revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund operating, and other capital needs for the next year, the Company will be required to seek additional financing during such period in the event it either intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs during the next year there can be no assurance that the Company will be able to obtain such additional financing during such 12 month period.

The Company is currently in negotiations to commence operations in a new country in the Asia Pacific region.

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

ITEM 8 - FINANCIAL STATEMENTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Report of Independent Public Accountants                                F1 - F2


Consolidated Balance Sheets                                             F3 - F4
   September 30, 1996 and 1995


Consolidated Statements of Operations                                   F5
   for the years ended September 30, 1996 and
   1995 and for the period from March 10, 1994
   (inception) to September 30,1994


Consolidated Statements of Changes in Stockholders' Equity              F6
   for the years ended September 30, 1996 and
   1995 and for the period from March 10, 1994
   (inception) to September 30, 1994


Consolidated Statements of Cash Flows                                   F7
   for the years ended September 30, 1996
   and 1995 and for the period from March 10, 1994
   (inception) to September 30, 1994

Notes to the Consolidated Financial Statements                          F8 - F17

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

We have audited the accompanying consolidated balance sheet of Transmedia Asia Pacific, Inc. and subsidiary as of September 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiary as of September 30, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.



December 20, 1996                                           KPMG
                                                            London
                                                            England




                                       F 1

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

We have audited the accompanying consolidated balance sheet of Transmedia Asia Pacific, Inc. and subsidiary as of September 30, 1995 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1995, and for the period from March 10, 1994 (inception) through September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiary as of September 30, 1995, and the results of their operations and cash flows for the year ended September 30, 1995 and for the period from March 10, 1994 (inception) through September 30, 1994 in conformity with generally accepted accounting principles in the United States.





                                                             Arthur Andersen
                                                                      Sydney
                                                                   Australia

                                                           December 20, 1995


                                       F 2

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Balance Sheets


                                                      SEPTEMBER       SEPTEMBER
                                                            30,             30,
                                                           1996            1995
                                                      ---------       ---------
ASSETS

CURRENT ASSETS

   Cash (including temporary cash investments          $1,171,305     $  941,098
   of $1,055,934 at September 30, 1996 and
   $756,608 at September 30, 1995)

   Restaurant credits (net of allowance for               636,808        593,418
   irrecoverable credits of $119,762 at
   September 30, 1996 and of $40,418 at
   September 30, 1995)

   Trade accounts receivable                               66,211         77,289

   Amounts due from related parties (note 2)               48,857        619,277

   Prepaid expenses and other current assets              142,127         70,748
                                                       ----------     ----------

   Total current assets                                 2,065,308      2,301,830

LONG TERM ASSETS

   Property and equipment, net of accumulated
   depreciation $77,616 at September 30, 1996             143,463        141,775
   and $40,056 at September 30, 1995 (note 4)

   Intangible assets, net of accumulated
   amortization of $245,440 at September 30,            1,746,176      1,868,855
   1996 and $122,720 at September 30, 1995              ---------      ---------
   (note 3)

TOTAL ASSETS                                           $3,954,947     $4,312,460
                                                       ==========     ==========


See accompanying notes to the consolidated financial statements.


                                       F 3

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Balance Sheets


                                                      SEPTEMBER     SEPTEMBER
                                                      30, 1996       30, 1995
                                                  -------------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Bank overdraft                                   $    40,051     $   126,148
   Trade accounts payable                               253,432         116,918
   Deferred membership                                  139,215         128,990
   Accrued liabilities (note 6)                         250,352         255,760
   Amount due to related parties (note 2)                93,300              --
                                                    -----------     -----------

   Total current liabilities                            776,350         627,816
                                                    -----------     -----------
STOCKHOLDERS' EQUITY

   Preferred stock, $0.01 per value per share                --              --
   Authorized 5,000,000 shares; none issued

   Common stock, $0.00001 par value per share
   Authorized 20,000,000 shares;
   13,362,447 issued and outstanding shares at
   September 30, 1996 and 12,469,590 shares at              134             125
   September 30, 1995

   Additional paid in capital                         7,470,749       6,235,758

   Cumulative foreign currency translation               53,910             949
   adjustment

   Accumulated deficit                               (4,346,196)     (2,339,938)

   Unearned compensation - restricted stock                  --        (212,250)
                                                    -----------     -----------

   Total stockholders' equity                         3,178,597       3,684,644
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 3,954,947     $ 4,312,460
                                                    ===========     ===========


See accompanying notes to the consolidated financial statements.


                                       F 4

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Statements of Operations

                                                                        PERIOD MARCH
                                                                          10,1994
                                         YEAR ENDED      YEAR ENDED      (INCEPTION)
                                          SEPTEMBER       SEPTEMBER     TO SEPTEMBER
                                           30, 1996        30, 1995         30, 1994
                                       ------------      ----------     ------------
Revenues                               $  1,659,515     $  1,075,517     $         --
Membership fees                             230,961           27,564               --
                                       ------------     ------------     ------------

Total revenues and fees                   1,890,476        1,103,081               --

Cost of sales                            (1,098,666)        (702,723)              --
                                       ------------     ------------     ------------



Gross profit                                791,810          400,358               --

Selling, general and administrative      (2,819,073)      (2,476,105)        (377,498)
expenses
                                       ------------     ------------     ------------

Loss from operations                     (2,027,263)      (2,075,747)        (377,498)

Interest income                              21,005           85,459           34,148
                                       ------------     ------------     ------------

Loss before income tax                   (2,006,258)      (1,990,288)        (343,350)

Income taxes (note 9)                            --               --           (6,300)
                                       ------------     ------------     ------------

Net loss                               $ (2,006,258)    $ (1,990,288)    $   (349,650)
                                       ============     ============     ============

Loss per common share                  $      (0.16)    $      (0.17)    $      (0.03)
                                       ============     ============     ============

Weighted average number of common
shares outstanding                       12,618,400       12,082,691       10,827,193
                                       ============     ============     ============

See accompanying notes to consolidated financial statements

                                       F 5

                                            TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                Number of        Common    Additional     Cumulative        Accumulated  Unearned        Total
                              common shares      stock  paid-in capital currency translation    deficit  compensation
                                                                           adjustment

Issuance of common stock         11,815,790        $118   $ 4,565,897    $     --        $        --    $      --    $ 4,566,015
Issue costs                              --          --      (202,788)         --                 --           --       (202,788)
Net loss                                 --          --            --          --           (349,650)          --       (349,650)
Effect of foreign currency
translation                              --          --            --        (500)                --           --           (500)
                                -----------        ----   -----------    --------        -----------    ---------    -----------
Balance, September 30, 1994      11,815,790         118     4,363,109        (500)          (349,650)          --      4,013,077

Issuance of  common stock           673,800           7     2,021,393          --                 --     (300,000)     1,721,400
Issue costs                              --          --      (128,744)         --                 --           --       (128,744)
Net loss                                 --          --            --          --         (1,990,288)          --     (1,990,288)
Effect of foreign currency
translation                              --          --            --       1,449                 --           --          1,449
Treasury stock                      (20,000)         --       (20,000)         --                 --           --        (20,000)
Compensation expense                     --          --            --          --                 --       87,750         87,750
                                -----------        ----   -----------    --------        -----------    ---------    -----------
Balance, September  30, 1995     12,469,590        $125    $6,235,758    $    949        $(2,339,938)   $(212,250)   $ 3,684,644

Issuance of  common stock           892,857           9     1,249,991          --                 --           --      1,250,000
Issue costs                              --          --       (15,000)         --                 --           --        (15,000)
Net loss                                 --          --            --          --         (2,006,258)          --     (2,006,258)
Effect of foreign currency
translation                              --          --            --      52,961                 --           --         52,961
Compensation expense                     --          --            --          --                 --      212,250        212,250
                                -----------        ----   -----------    --------        -----------    ---------    -----------
Balance, September  30, 1996     13,362,447         134     7,470,749      53,910         (4,346,196)          --      3,178,597
                                ===========        ====   ===========    ========        ===========    =========    ===========


                                       F 6

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Statements of Cash Flows


                                                                                              MARCH 10, 1994
                                                          YEAR ENDED         YEAR ENDED              THROUGH
                                                        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1996               1995                1994
                                                          -----------        -----------        -----------
Cash flows from operating activities:
- Net loss                                                $(2,006,258)       $(1,990,288)       $  (349,650)


Adjustment to reconcile net loss
to net cash used in operating activities:
- Depreciation                                                 35,539             31,479              8,475
- Amortization of licence                                     122,720            122,720                 --
- Provision for irrecoverable restaurant credits               79,344             40,418                 --
- Amortisation of deferred compensation                       212,250             87,750                 --
Changes in assets and liabilities:
- Trade accounts payable                                      131,837            116,918                 --
- Accrued liabilities                                          (5,021)           128,198             52,122
- Restaurant credits                                          (98,997)          (572,707)           (50,025)
- Prepaid expenses and other current assets                   (60,299)          (138,873)            (9,936)
- Deferred membership fees                                      5,066            128,990                 --
                                                          -----------        -----------        -----------
Net cash used in operating activities                      (1,583,819)        (2,045,395)          (349,014)

Cash flows from investing activities:
- Due from/(to) related parties                               663,930           (424,437)           (89,672)
- Purchase of property and equipment                          (29,861)           (49,599)           (66,272)
- Extension of Hawaii option                                       --           (150,000)                --
- Cash element of license                                          --                 --         (1,000,000)
                                                          -----------        -----------        -----------
Net cash provided by/(used in) investing activities           634,069           (624,036)        (1,155,944)

Cash flows from financing activities:
- Net proceeds received from issuance
  of common stock                                           1,235,000          1,592,656          3,417,212
- Bank overdraft                                              (86,097)           126,148                 --
- Purchase of treasury stock                                       --            (20,000)                --
                                                          -----------        -----------        -----------
Net cash provided by financing activities                   1,148,903          1,698,804          3,417,212

Effects of foreign currency translation                        31,054                (85)              (444)
                                                          -----------        -----------        -----------
Net increase (decrease) in cash and
cash equivalents                                              230,207           (970,712)         1,911,810

Cash and temporary cash investments at
beginning of period                                           941,098          1,911,810                 --

Cash and temporary cash investments                       -----------        -----------        -----------
at end of period                                            1,171,305        $   941,098        $ 1,911,810
                                                          ===========        ===========        ===========

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented


                                       F 7

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

(a)   Description of business

      Transmedia Asia Pacific, Inc. ("the Company") was incorporated in Delaware on March 10, 1994. The main business activity of Transmedia Asia Pacific, Inc. and its subsidiary (collectively the "Group") is to make 'cash advances' to restaurants for food and beverage credits from certain participating restaurants which are then recovered as Transmedia cardholders utilize their restaurant charge card (see Note 1(c)). Presently, the Company's sole area of operation is in Australia through its wholly owned subsidiary Transmedia Australia Pty Limited.

      The Company has been granted a license (the "Transmedia License") by TMNI International Inc., an affiliate of Transmedia Network Inc. (collectively "Network"), a corporation which is incorporated in the United States of America. The license is to operate a specialized restaurant charge card business in Australia and New Zealand with limited rights to sublicense the Asia Pacific Region. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners II Inc. ("Conestoga"), a corporation which is related to the Company by virtue of the shareholding in Conestoga held by Edward J. Guinan III, the Chairman of the Board, Chief Executive Officer and Director of the Company (See Note 2).

      The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures.

(b)   Principles of Consolidation

      The consolidated financial statements include the accounts of Transmedia Asia Pacific, Inc. and its wholly-owned subsidiary Transmedia Australia Pty Limited. Intercompany accounts and transactions have been eliminated.

(c)   Restaurant Credits

      Restaurant credits represent the total advances made to participating restaurants less the amount by which these credits are recouped by the Group as a result of Group cardholders utilizing their cards at participating restaurants. The amounts by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Group reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilized by cardholders.

      The funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilize their restaurant charge card at the respective restaurant. In certain cases, the Group may request a personal guarantee from the owner of a restaurant with respect of the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

(d)   Property and Equipment

      Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Group's property and equipment are as follows:


            Furniture and Fixtures        5 years
            Office Equipment              4-5 years
            Computer Equipment            3-4 years

                                       F 8

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

(e)   Income Taxes

      The Company recognises deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised.


(f)   Intangible assets

      Intangible assets consist of the cost of the Transmedia License and extension of the Hawaii Option. The Transmedia License represents the consideration paid to Network in both cash and fair value of Company shares for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The Hawaii Option is an option to license the sole Transmedia Franchise in the State of Hawaii. The option is exercisable by written acceptance and payment of a franchise fee of a further $250,000, in addition to the $150,000 paid in September 1995 extending the option to March 21, 1997.

      The Company evaluates the carrying value of its investment in license costs for impairment based on an estimate of future cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or September 30, 1995.

      The cost of the Transmedia License is being amortized on a straight line basis over its estimated useful life of 15 years from the commencement of operations in Australia.

(g)   Foreign currency

      The reporting currency of the Company is the United States dollar.

      Assets and liabilities of the foreign subsidiary are translated into United States dollars at the rates of exchange in effect on the balance sheet date. Income and expense items are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments are excluded from the results of operations and are reported as a separate component of stockholder's equity.

(h)   Loss per Common Share

      Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents have not been included because they are considered anti-dilutive.


                                       F 9

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements


(j)   Revenue Recognition

      Revenues represent the retail value of food and beverages acquired from the participating restaurants by the Group's cardholders, reduced by the 20% or 25% discount offered to cardholders. Revenues from card membership fees are time apportioned over the period to which they relate.

(j)   Cardholder bonuses

      The Company operates a number of cardholder "Bonus" programs whereby the cardholder receives a bonus of food and beverage, credited to their account. The bonus is utilised as the cardholder uses The Restaurant Card and is processed as an additional saving to the standard 20 % or 25% saving offered by the Company. The bonus is expensed by the Company when the bonus is granted to the Company Cardholder.

(k)   Unearned Compensation

      The Company has recorded unearned compensation for shares of restricted common stock issues in exchange for certain consultancy and financial advisory services. The restricted shares and the unearned compensation have been recorded at the fair value of the shares at the date at which they were issued. Compensation expense is recorded on a periodic basis as the restriction on such shares expires.

(l)   Advertising costs

      The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30, 1996, 1995 and for the period from March 10, 1994 (inception) through September 30, 1994 were $13,370, $nil and $24,537 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1996 and 1995 that should be capitalised.

(m)   Use of estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


                                      F 10

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

2.    RELATED PARTY TRANSACTIONS

      On March 10, 1994, Edward J. Guinan III purchased 5,562,500 shares of common stock in the Company. Edward J. Guinan III, the Chairman of the Board, Chief Executive officer and Director of the Company, is also the President, Secretary, Treasurer and a Director of Conestoga. Mr Guinan owns approximately 73% of the outstanding common stock of Conestoga.

      Conestoga assigned the Transmedia License to the Company on May 2, 1994 for the sum of $250,000, being equal to the amount of the non-refundable advance payment previously made by Conestoga to Network under the License Agreement.

      On May 2, 1994, Conestoga and the Company completed the Conestoga/Company Offering of 375 units, with each unit consisting of 1,067 shares of Conestoga common stock and 4,500 shares of the Company's common stock, at a price of $1,200 per unit. Of the $450,000 raised in the Offering, $449,831 was paid for shares of Conestoga common stock and $168.75 was paid for shares of the Company's Common Stock. The purchasers in the Conestoga/Company Offering included Mr Paul Harrison and Mr Eugene A. Cernan, each of whom purchased 41.67 units, or 133.33 shares of Conestoga common stock and 187,500 shares of common stock of the Company for a purchase price of $50,000. Mr Cernan is a Director of Conestoga, as well as a Shareholder and former Director and former Officer of Transmedia Europe, Inc. and Conestoga Partners, Inc., an entity controlled by Mr Guinan whose sole asset consists of shares of Transmedia Europe, Inc.

      The Company entered into a license agreement with Transmedia Europe, Inc., holder of the European license, pursuant to which the Company has the right to use certain computer software in connection with the operation of the Company's business. Under the license agreement, the Company has paid Transmedia Europe, Inc. an initial license fee of $50,000, and is obliged to an annual maintenance and support fee of 7,500 Pounds, or $12,000 using the exchange rate at September 30, 1995 of $1.60 to (pound)1.

      During the year ended September 30, 1995, the Group was charged a corporate management fee of $156,313 by Transmedia Europe, Inc. in respect of the Group's share of the head office expenses, comprising salaries, rent and other associated office costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $60,742, during the year ended September 30, 1995 ($2,467 during the period from inception to September 30, 1994), which have been charged to the Group.

      During the year ended September 30, 1996, the Group was charged a corporate management fee of $240,267 from Transmedia Europe, Inc. in respect of the Group's share of the head office expenses, comprising salaries, rent and other associated office and professional costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $122,526, during the year ended September 30, 1996 ($60,742 during the year ended September 30, 1995), which have been charged to the Group.

      Amounts due from/(to) related parties consist of the following:


                                         September 30, 1996   September 30, 1995
                                         ------------------   ------------------
E. Guinan III                                     $      --             $ 43,891
Conestoga Partners, Inc.                             26,260              155,169
Transmedia Europe, Inc.                             (93,300)             416,280
P. Harrison                                          22,597                3,937
                                                  ---------             --------
                                                  $ (44,443)            $619,277
                                                  =========             ========


                                       F11

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

2.    RELATED PARTY TRANSACTIONS (CONTINUED)

      Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                     E. Guinan III       Conestoga          Transmedia    P Harrison
                                     -------------       ---------          ----------    ----------
                                                          Partners         Europe, Inc.
                                                          --------         ------------
      Balance at September 30, 1994       $      --         105,169           110,163         3,866
      Additions                             235,891          50,000           432,602            71
      Amounts collected                    (192,000)             --          (126,485)           --
                                          ---------        --------        ----------        ------

      Balance at September 30, 1995          43,891         155,169           416,280         3,937
      Additions                             159,978              --         1,193,520        18,450
      Amounts charged                            --              --          (362,793)           --
      Amounts collected                    (203,869)       (128,909)       (1,340,307)           --
      Foreign currency movement                  --              --                --           210
                                          ---------        --------        ----------        ------

      Balance at September 30, 1996       $      --          26,260           (93,300)       22,597
                                          =========        ========        ==========        ======

The above loans are unsecured, non interest bearing and repayable on demand.



3.    INTANGIBLE ASSETS

      Intangible assets consist of:


                                              Formation      Transmedia        Hawaii           Total
                                              ---------      ----------        ------           -----
                                               Expenses       Licence          Option
                                               --------       -------          ------
      Acquisition cost                             770        1,840,790        150,000        1,991,560
      Amortisation as at September 30, 1995         --         (122,720)            --         (122,720)
      Foreign currency                              15               --             --               15
                                                  ----       ----------        -------       ----------
      Balance at September 30, 1995                785        1,718,070        150,000        1,868,855

      Amortisation charge for the year              --         (122,720)            --         (122,720)
      Foreign currency                              41               --             --               41
                                                  ----       ----------        -------       ----------

      Balance at September 30, 1996               $826        1,595,350        150,000        1,746,176
                                                  ====       ==========        =======       ==========

      The cost of the acquisition of the Transmedia License of $1,840,790 is based upon a cash payment of $1,000,000, 250,000 shares of common stock issued to Conestoga as reimbursement for a cash down payment of $250,000 made by Conestoga to Network, and the issue of 590,790 shares of common stock at a value of $1 per share which was determined on the basis of the issue of stock at that time. The Hawaii Option was extended to March 21, 1996 with a $150,000 cash payment to Network.

                                      F 12

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                Furniture and      Office     Computer         Total
                                     fixtures   equipment    equipment
                                     -------       ------       ------       -------
      COST
      At September 30, 1994          $63,198       35,172       32,239       130,609
      Additions                       13,305       11,127       25,167        49,599
      Foreign currency                   822          457          344         1,623
                                     -------       ------       ------       -------
      At September 30, 1995           77,325       46,756       57,750       181,831

      Additions                        5,115        1,480       23,266        29.861
      Foreign currency                 4,124        2,494        2,769         9,387
                                     -------       ------       ------       -------
      At September 30, 1996           86,564       50,730       83,785       221,079

      ACCUMULATED DEPRECIATION
      At September 30, 1994          $ 4,177        1,337        2,961         8,475
      Charge for year                 12,286        6,773       12,420        31,479
      Foreign currency                    54           17           31           102
                                     -------       ------       ------       -------
      At September 30, 1995           16,517        8,127       15,412        40,056

      Charge for year                  9,337        6,277       19,925        35,539
      Foriegn currency                   880          433          708         2,021
                                     -------       ------       ------       -------
      At September 30, 1996           26,734       14,837       36,045        77,616

      NET BOOK VALUE
      At September 30, 1996          $59,830       35,893       47,740       143,463
                                     =======       ======       ======       =======

      At September 30, 1995          $60,808       38,629       42,338       141,775
                                     =======       ======       ======       =======


5.    ALLOWANCE FOR IRRECOVERABLE RESTAURANT CREDITS

      Changes in the Company's allowance for irrecoverable restaurant credits were as follows:


                                                   Year ended     Year ended
                                                 September 30, September 30,
                                                          1996          1995
                                                      --------       -------
      Balance at the beginning of the period          $ 40,418       $    --
      Additions - charged to costs and expenses         79,344        40,418
                                                      --------       -------
      Balance at end of period                        $119,762       $40,418
                                                      ========       =======




                                      F 13

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

6.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:


                                September 30, 1996  September 30, 1995
      Payroll taxes and holiday pay       $ 83,987            $ 46,548
      Income taxes payable                   6,300               6,300
      Cardholder bonuses                    19,259              21,623
      Tips and tax                           1,082               4,926
      Food and beverage provision           40,874              27,632
      Professional fees                     54,800             122,017
      Royalties payable                      9,926               9,525
      Other                                 34,124              17,189
                                          --------            --------
                                          $250,352            $255,760
                                          ========            ========



7.    STOCK  OPTIONS

      Under the Company's 1994 stock option and rights plan (the 'Plan'), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. Stock options granted under the Plan may either be incentive stock options or non-qualified stock options for US federal income tax purposes. The Plan provides that the stock option committee of the board of directors may grant stock options or stock appreciation rights with respect of a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

      Mr Paul Harrison, President of the Company, has been granted options to purchase 800,000 common shares at $1 per share. These options are outside the Company's 1994 stock option and rights plan. The per share fair value of the stock options granted in 1996 and 1995 was $0.45 and $0.44, respectively, on the date of grant using the Black Scholes valuation method with the weighted average assumptions being an expected dividend yield of 0%, a risk free interest rate of 6% and an expected life being the remaining term of the option.

      The Company has also issued warrants to purchase 497,619 shares of common stock at an exercise price ranging from $1.40 to $1.50 per share. The warrants have a three to five year term ending through July 2000.


                                      -F14-

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements


7.    STOCK OPTIONS AND WARRANTS (CONTINUED)

      Stock option and warrant activity during the periods indicated is as follows:


                                          Options                   Warrants
                                        Number of                  Number of
                                           Shares  Exercise Price     Shares  Exercise Price
      Balance at September 30, 1994       800,000       $1.00            --          --
          Granted                              --          --       200,000       $1.50
          Exercised                            --          --            --          --
                                          -------       -----       -------       -----
      Balance at September 30, 1995       800,000       $1.00       200,000       $1.50
          Granted                          40,000       $1.78       297,619       $1.40
          Exercised                            --          --            --          --
                                          -------       -----       -------       -----
      Balance at September 30, 1996       840,000       $1.04       497,619       $1.44
                                          -------       -----       -------       -----

      The Company applies APB Opinion No.25 in accounting for its stock options and, accordingly, no compensation cost has been recognised for its stock options in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No.123, the Company's net losses would have been increased to the pro forma amounts indicated below:


                                     1996                 1995
                                     ----                 ----
      Net loss As reported       $(2,006,258)       $(1,990,288)
               Pro forma         $(2,018,298)       $(1,990,288)

      Loss per share
               As reported       $     (0.16)       $     (0.17)
               Pro forma         $     (0.16)       $     (0.17)

      Pro forma net loss reflects only options granted in 1996 and 1995. The full impact of calculating compensation cost for stock options under SFAS No.123 is reflected in the pro forma net loss amounts.


8.    LEASES

      The Group leases certain office space under lease agreements.

      Future minimum lease payments under non-cancellable leases as of September 30, 1996 are as follows:

      Year ending September 30,

                                           $
      1997                            80,514
      1998                            80,514
      1999                            80,514
      2000                            80,514
                                    --------
      Total minimum payments        $322,056
                                    ========

      The amount charged to the consolidated statement of operations for rent expense in the year September 30, 1996 was $44,641 (1995 :
      $63,102;  1994 : $nil).

                                      -F15-

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

9.    INCOME TAXES

      Income taxes reflected in the accompanying statements of operations differed from the amounts computed by applying the US federal tax rate of 34% to loss before taxes as a result of the following:


                                                                           March 10, 1994
                                            Year ended       Year ended    (inception) to
                                          September 30,    September 30,    September 30,
                                                   1996             1995             1994
                                              ---------        ---------        ---------
      Computed 'expected' tax benefit         $(682,000)       $(677,000)       $(117,000)
      State taxes                                 8,000               --              500
      Change in valuation allowance for
      deferred tax assets                       646,000          580,000          118,000
      Effect of graduated tax rates                  --               --           (5,000)
      Other                                      28,000           97,000            9,800
                                              ---------        ---------        ---------
      Income tax expense                      $      --        $      --        $   6,300
                                              =========        =========        =========

      The tax effects of temporary differences that give rise to deferred tax assets are as follows:



      Deferred tax assets:
      Net operating loss carry forwards         $ 1,306,000        $ 648,000        $  56,000
      Pre operating costs capitalised for
        tax purposes                                 37,000           49,000           62,000
                                                -----------        ---------        ---------

      Total                                       1,343,000          697,000          118,000
      Less valuation allowance                   (1,343,000)        (697,000)        (118,000)
                                                -----------        ---------        ---------

      Net deferred tax assets                   $        --        $      --        $      --
                                                ===========        =========        =========

      The US Federal net operating loss carry forward at September 30, 1996 of approximately $1.9 million will begin to expire in the year 2009. The foreign net operating loss carry forward of approximately $2.0 million may be carried forward indefinitely.


10.   COMMITMENTS

      The Company has an employment agreement effective from May 26, 1994 for a term of three years with its Chairman. The agreement provides for salary at an annual rate of 100,000 pounds (UK) or $156,000 using the exchange rate at September 30, 1996 of $1.56 to (pound)1.

      The Company has an employment agreement affective from May 26, 1994 for a term of three years with its President. The agreement provides for salary at an annual rate of 80,000 pounds (UK) or $125,000 using the exchange rate as at September 30, 1996 $1.56 to (pound)1.



                                      F 16

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

10.   COMMITMENTS (CONT.)

      Each quarter, the Company must pay to Network in cash for any sublicense located in Australia and New Zealand developed by the Company or any affiliate of the Company, a royalty equal to 2% of gross sales. 'Gross sales' are the gross reduction during the quarter in food and beverage credits. The Company will also pay Network 2% of the gross sales resulting from any other services that Network in the future may provide to cardholders or participating restaurants. The Company must pay Network 25% of any moneys received from sublicensees in defined Asia Pacific regions which are other than Australia or New Zealand. Any new licensees in the Asia Pacific region must pay Network 25% of the sublicense fee in advance, being not less than $250,000. Royalties charged to income pursuant to this agreement amounted to $40,596 for the year ended September 30, 1996 (1995:
      $29,564).

      In order to maintain full rights under the Transmedia License (1) no person or group of persons, without prior permission of Network, may acquire beneficial ownership of 30% or more of the Company; (2) Edward J Guinan III is required to maintain beneficial ownership of no less than the lower of 20% of common stock, or 15% of the common stock (as long as the three other largest stockholders beneficially own no more than 15% in the aggregate); (3) the Company must commence operations (a) in Australia and/or New Zealand within 4 months after May 26, 1994 closing date under the Transmedia License (the 'Closing Date'); (b) in another country within 3 years after the closing date; and (c) in a second other country within the earlier of 2 years after the first country or five years from the closing date; (4) the Company must procure in Australia and/or New Zealand
      (a) 100 participating restaurants within the first 12 months or 250 participating restaurants within the first 24 months of the full rights under the Transmedia License; (b) 2,000 cardholders within the first 12 months or 5,000 cardholders within the first 24 months of the Transmedia License (including those receiving cards without the payment of the initial fee) and (c) participating restaurant renewals at the rate of 70% per year. As at September 30, 1996 the Company has complied in all material respects with all the covenants contained in the License Agreement.

      The Company also has other obligations under the Transmedia License respecting business practices, use of Network software programs, marketing, training, confidentiality and standard of performance, among others, the material breach of any of which may result in the termination of the full rights under the Transmedia License.

      The Company was assigned by Conestoga an Option Agreement (the Option) with Network, whereby for a period of 18 months commencing March 22, 1994, the Company is granted an option to license the sole Transmedia Franchise in the State of Hawaii. The option is exercisable by written acceptance and payment of a franchise fee of a further $250,000, in addition to the $150,000 paid in September 1995 extending the option to March 21, 1997.

11.   BUSINESS AND CREDIT CONCENTRATIONS

      Most of the Company's customers are located in Australia. No single customer accounted for more than 10% of the Company's service revenues in the period under review. No single restaurant's credit was greater than 10% of the company's total restaurant credit balance at September 30, 1996.

12.   NEED FOR FUTURE FUNDING

      Although the Company anticipates that its current cash, together with revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund operating, and other capital needs for the next year, the Company will be required to seek additional financing during such period in the event it either intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs for the next year, there can be no assurance that the Company will be able to obtain such additional financing during such 12 month period.


                                      F 17

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES



      On September 20, 1996 Arthur Andersen resigned as independent auditors to the Company. The audit report for the fiscal year ending September 30, 1995 contained a modification addressing the Company's ability to continue as a going concern. There were no disagreements with the former independent auditors. On November 27, 1996 KPMG were appointed as independent auditors of the Company for the year ended September 30, 1996. The Company did not consult KPMG prior to their appointment as independent auditors on any issues of accounting or audit.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders (the "Proxy Statement"), to be filed on or before January 28, 1997, and is incorporated herein by this reference.


ITEM 11 - EXECUTIVE COMPENSATION

      Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the Proxy Statement, and is incorporated herein by this reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by this reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, to be filed on or before January 28, 1997, which is incorporated herein by this reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are being filed as part of this Report.

(a)  (1)  Financial Statements:

            Transmedia Asia Pacific, Inc. See "Index to Financial Statement" contained in Part II, Item 8

(a)  (2)  Financial Statement Schedule:

            All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(a)  (3)  Exhibits:

            10.1 (m) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Europe, Inc.

(b)         Reports on Form 8-K

                  Resignation of Arthur Anderson as independent auditors Appointment of KPMG as independent auditors

(c)         Exhibits:

                  See paragraph (a) (3) above for items filed as exhibits to this Form 10-K as required by item 601 of Regulation S-K.

(d)         Financial Statement Schedules:

                  See paragraphs (a) (1) and (a) (2) above for financial statement schedules and supplemental financial statements filed as part of this Form 10-K.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                             TRANSMEDIA ASIA PACIFIC, INC.
                             (Registrant)



 Date:  December 20, 1996    /s/ Edward J. Guinan III
                             --------------------------------------------
                             Name:   Edward J. Guinan III
                             Title:  Chairman, Chief Executive
                                     Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:   December 20, 1996    /s/ Edward J. Guinan III
                             ---------------------------------------------
                             Name:   Edward J. Guinan III
                             Title:  Chairman, Chief Executive Officer
                                     and Director


 Date:  December 20, 1996    /s/ Paul L. Harrison
                             ---------------------------------------------
                             Name:   Paul L. Harrison
                             Title:  President, Chief Operating Officer,
                                     Treasurer and Director


Date:  December 20, 1996     /s/ Walter M. Epstein
                             ---------------------------------------------
                             Name:   Walter M. Epstein
                             Title:  Secretary, Director


Date:  December 20, 1996     /s/ Joseph Vittoria
                             ---------------------------------------------
                             Name:   Joseph Vittoria
                             Title:  Director


Date:  December 20, 1996     /s/ Helene Ploix
                             ---------------------------------------------
                             Name:   Helene Ploix
                             Title:  Director

                               Exhibit Index


Exhibit                         DESCRIPTION
-------                         -----------

10.1 (m) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Europe, Inc.