Form 10-K/A
period 1996-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1997-01-28
CIK 925063

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________
                           COMMISSION FILE NO. 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                             13-3760219
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               (Address of principal executive offices)(Zip Code)

Registrant's Telephone Number, including area code: U.K. 011-44-171-930-0706

Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.00001 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 24, 1997 was: $7,136,972 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of Registrant's Common Stock, as of January 24, 1997: 13,918,697.

Documents Incorporated by Reference: None.

The purpose of this Amendment is to amend items 10, 11, 12 and 13.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      (a)  Table of Directors and Executive Officers

      The table below sets forth the names and ages for all of the directors and executive officers of the Company as of January 24, 1997. The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified.

NAME                              AGE   POSITION
----                              ---   --------

Edward J. Guinan                   49   Chairman and Chief Executive Officer
Paul L. Harrison                   35   President, Chief Operating Officer,
                                        Treasurer and Director
Walter M. Epstein                  56   Director
Helene Ploix                       52   Director
Joseph V. Vittoria                 61   Director
William H. Price                   35   Chief Financial Officer


      (b)  Family Relationships.

      There are no family relationships among any of the directors or executive officers of the Company.

      (c) Experience of Directors and Executive Officers for the Past Five
Years.

      Edward J. Guinan, III, has been the Chairman of the Company, Chief Executive Officer and a director of the Company since its inception. Mr. Guinan has been the Chairman, Chief Executive Officer and a director of Transmedia Australia since its inception. Mr. Guinan began his career on Wall Street when he purchased a seat on the New York Mercantile Exchange. He traded on the floor for his own account until 1979, when he became a broker for the firm of Moseley Hallgarten Estabrook and Weeden, where he eventually became manager of their New York office. From 1982 through 1984, he was employed by Cowen & Company in New York. In 1984, Mr. Guinan established his own broker-dealer firm, Guinan and Company. From 1990 through 1991, Mr. Guinan was a broker at and head of the corporate finance department at Ernst and Company, a member of the New York Stock Exchange. During 1992, Mr. Guinan was head of the corporate finance department at First Hanover Securities, Inc., a New York broker-dealer. Since February 1993, Mr. Guinan has served as President, Chief Executive Officer and director of Transmedia Europe, Inc. ("Transmedia Europe"). Since May 1995 Mr. Guinan has served as President, Chief Executive Officer, Chief Financial Officer and the sole director of International Advance, Inc. ("Advance"). Since November 1995, Mr. Guinan has been a director of Transmedia La Carte Restaurant S.A. ("Transmedia France"), of which Transmedia Europe has a 36% equity interest. Mr. Guinan presently devotes substantially all of his business time to Transmedia Europe and Advance, and will devote such time as is necessary to the affairs of the Company.

      Paul L. Harrison has been President, Chief Operating Officer, Treasurer and a director of the Company, and has been a director and President of Transmedia Australia, since May 23, 1994. Mr. Harrison is also a director and the Chief Operating Officer of Transmedia Europe. In 1993, Mr. Harrison acted as a consultant to Transmedia Europe in connection with the commencement of business operations and initial financing thereof. From 1989 until 1994, Mr. Harrison was Vice-President--European Equities of Salomon Brothers, London, with responsibility for coordinating and marketing the sales of various derivatives and other equity securities to European based institutional clients. Mr. Harrison held that position since 1989. From 1988 through 1989, Mr. Harrison was Main Board Director of County/NatWest, Wood Mackenzie, the investment banking arm of NatWest Bank, N.A. in the United Kingdom, with responsibility for developing business strategy and managing a team of securities brokers. For two years prior thereto Mr. Harrison was an Assistant Director of Hill Samuel Merchant Bank and Executive Vice-President of Wood Mackenzie Inc., with responsibilities to manage and develop the United States brokerage operations of this United Kingdom securities firm.

      Walter M. Epstein has been a Director of the Company since September 22, 1995. Mr. Epstein is a Partner at Rubin Baum Levin Constant & Friedman which is general counsel to the Company. Mr. Epstein has been a practicing attorney for more than 30 years. He holds a B.A. from Wesleyan University, a J.D. from Yale Law School and an L.L.M. from New York University School of Law. Mr. Epstein is also a director of Transmedia Europe.

      Helene Ploix has been a director of the Company since January 11, 1996. From November 1989 to the present Ms. Ploix has served as Deputy Chief Executive Officer and Chairman of CDC-Participations, Chairman of CDC Gestion and Chairman of Caisse Autonome de Reinancement. From February 1986 to October 1989 Ms. Ploix was Executive Director of the International Monetary Fund and the World Bank. From August 1984 to February 1986 she was advisor to the Prime Minister, Laurent Fabius, for Economic & Financial Affairs. Prior to that Ms. Ploix served from 1978 to 1982 as a vice president of Compagnie Europeenne de Publication (CEP) Paris and from 1977 to 1978 was a technical advisor for the French Secretary of State for Consumer Affairs. From 1968 to 1978 Ms. Ploix worked at McKinsey and Co. Paris where she served as Senior Engagement Manager. Ms. Ploix is also a director of Transmedia Europe.

      Joseph V. Vittoria has been a director of the Company and Transmedia Europe since August 23, 1994. From September 1987 to January 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., and was a senior executive at Avis, Inc. since 1982. Mr. Vittoria is a director of UAL Corporation. He holds a BS in civil engineering from Yale University and an MBA from Columbia University. Mr. Vittoria also holds an honorary Doctor of Laws degree from Molloy College.

      Will Price has been Chief Financial Officer of the Company since March 1996. Mr. Price is also the Chief Financial Officer of Transmedia Europe. Prior to this he was the financial controller for the Company from June 1995. From September 1990 to June 1995, he was an associate director of Scorpio Financial Services Limited, a London based corporate finance advisory firm. From 1983 to 1990, he worked at Robson Rhodes, Chartered Accountants. He is a Chartered Accountant and holds an L.L.B. from Cardiff University.

      (d) Involvement in Certain Legal Proceedings.

      None.

      (e) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time during the fiscal year ended September 30, 1996, was a director, executive officer or beneficial owner of more than 10% of the Company's common stock, $.00001 par value per share (the "Common Stock") with respect to the fiscal year ended September 30, 1996 and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and any written representations from such persons that no other reports were required for such persons, the Company believes that during and with respect to the fiscal year ended September 30, 1996, all filing requirements under Section 16(a) of the 1934 Act, applicable to its directors, executive officers and the beneficial owners of more than 10% of the Company's Common Stock were complied with.


ITEM 11.   EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

      The following Summary Compensation Table sets forth the total compensation (including salary, bonus and all other forms of annual and long-term compensation) paid to or accrued by the Company during the fiscal years 1996, 1995, and 1994, for the Chief Executive Officer and the current executive officers of the Company who earned over $100,000 during the Company's last fiscal year (the "Named Executives").

      Mr. Guinan is the Chairman and Chief Executive Officer and Mr. Harrison is the President, Chief Operating Officer and Treasurer of the Company. During fiscal year 1996 no officer of the Company, other than Mr. Guinan and Mr. Harrison, earned more than $100,000.

                                                                                       LONG-TERM
                                                                     ANNUAL           COMPENSATION
                                                                  COMPENSATION           AWARDS
                                                                -------------------------------------

                                                                                        OPTIONS/               ALL OTHER
        NAME AND PRINCIPAL POSITION                YEAR            SALARY                SARS                 COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------

Edward J. Guinan, III                              1996          $153,625 (1)         $      0                $22,925(2)
                                                   1995          $160,000 (3)         $      0                $     0
                                                   1994          $ 50,800 (4)         $      0                $     0

Paul L. Harrison                                   1996          $122,900 (1)         $      0                $     0
                                                   1995          $128,000 (3)         $      0                $     0
                                                   1994          $ 40,640 (4)         $800,000                $     0

------------------

(1)   Based upon an exchange rate of (pound sterling)1 to $1.536.
(2)   Represents reimbursement of travel and entertainment expenses.
(3)   Based upon an exchange rate of (pound sterling)1 to $1.60.
(4)   Based upon an exchange rate of (pound sterling)1 to $1.524.


YEAR END OPTION VALUES TABLE

      The following table sets forth information at September 30, 1996, respecting exercisable and non exercisable options held by the Named Executives. During fiscal 1996, none of the Named Executives were granted any options or exercised any options. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year end price of the Common Stock which was $1.4375.

                                                                         NUMBER OF SECURITIES               VALUE OF
                                                                              UNDERLYING                   UNEXERCISED
                                                                              UNEXERCISED                 IN-THE-MONEY
                                              SHARES                       OPTIONS AT FISCAL            OPTIONS AT FISCAL
                                             ACQUIRED         VALUE          YEAR-END (#)                 YEAR-END ($)
                                            ON EXERCISE     REALIZED       EXERCISABLE (E)/             EXERCISABLE (E)/
                   NAME                         (#)            ($)         UNEXERCISABLE (U)            UNEXERCISABLE (U)
-----------------------------------------------------------------------------------------------------------------------------------

Paul L. Harrison                                $0             $0               800,000                      $350,000



EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVES

      Mr. Guinan and Mr. Harrison have each entered into employment agreements ("Employment Agreements") with the Company, effective May 26, 1994 ("Effective Date"). The Employment Agreements provide for an initial term of three years, with one year renewals thereafter unless terminated by either party and for restrictions on confidentiality and non-competition during the term and for a period of two years thereafter. Mr. Guinan's contract provides for a salary of 100,000 pounds (UK) per annum and participation in executive benefit programs and Mr. Harrison provides for a salary of 80,000 pounds (UK), the issuance of non-transferable options to purchase 800,000 shares of Common Stock at $1 per share vesting 50% on May 9, 1995 and the balance on May 9, 1996, and participation in executive benefit programs. Mr. Guinan and Mr. Harrison may be discharged for cause including failure or refusal to perform their respective duties, dishonesty, conviction of a felony or fraud, failure to adequately perform their services, engagement in acts detrimental to the Company, material breach of their respective Employment Agreements, disability or death. Mr. Guinan is also employed by Transmedia Europe and Advance at a similar level of compensation. Mr. Guinan is required to devote sufficient time to the business of the Company in his discretion.

STOCK OPTION PLANS

      Effective May 2, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The purpose of the 1994 Plan is to attract and retain personnel of the highest caliber and provide increased incentives for officers, and employees to promote the well-being of the Company.

      The 1994 Plan authorizes the granting of incentive stock options or non-qualified stock options for up to 250,000 shares of Common Stock, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the issued Common Stock. Unless sooner terminated, the 1994 Plan expires on April 1, 2004. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive awards of non-qualified stock options, but only employees of the Company or its subsidiaries are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the 1994 Plan. Under the 1994 Plan, no stock option may be granted having an exercise price which is less than the fair market value of the Common Stock on the date of grant.

      Effective May 25, 1994 in connection with the Employment Agreement of Paul Harrison, the Company granted non-transferable options to purchase 800,000 shares of Common Stock at $1 per share all of which are vested.

      In January 1996, the Company's Board of Director's approved, and on April 25, 1996 the Company's stockholders approved, the 1995 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides for the automatic granting to each non-employee director of the Company on each January 1, commencing January 1, 1996, a stock option for 10,000 shares of Common Stock. Messrs. Cernan and Vittoria each would receive thereunder options covering 20,000 shares with respect to prior services on the Board. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000, which amount is subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exercisable by the optionee for a period of five years from the date of grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant. As of January 24, 1997, 70,000 options have been granted under the Outside Directors Plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as to the number of shares of Common Stock beneficially owned as of January 24, 1997 by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current Named Executive and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both of record and beneficially unless otherwise indicated.

              Number and Percentage of Shares of Common Stock Owned
--------------------------------------------------------------------------------
Name and Address                         Shares Owned           Percentage Owned
--------------------------------------------------------------------------------
FAI Overseas                             1,740,476(1)               12.2%
Investment Pty
77 Pacific Highway
Sydney, Australia 2059

Edward J. Guinan, III                    5,759,050(2)(3)            41.4%
11 St. James's Square
London SW1Y 4LB England

              Number and Percentage of Shares of Common Stock Owned
--------------------------------------------------------------------------------
Name and Address                         Shares Owned           Percentage Owned
--------------------------------------------------------------------------------

Paul L. Harrison                         959,200(4)               6.5%
P.O. Box R626
Royal Exchange
Sydney NSW 2000 Australia

Walter M. Epstein                         56,700(5)                 *
30 Rockefeller Plaza
29th Floor
New York, NY 10112

Helene Ploix                              10,000(6)                 *
c/o Transmedia Asia Pacific,
Inc.
11 St. James Square
London SW1Y 4LB England

William H. Price                                  0                0%
c/o Transmedia Europe,Inc.
11 St. James Square
London SW1Y 4LB England

Joseph V. Vittoria                       237,000(7)                2%
c/o Transmedia Asia Pacific,
Inc.
11 St. James Square
London SW1Y 4LB England

All directors and executive               7,021,950               47.5%
officers as a group (six
persons)(2)(3)(4)(5)(6)(7)

------------------

*  less than 1%
(1) Includes 297,619 shares of Common Stock issuable upon exercise of warrants.
(2) Includes the 450,000 shares of Common Stock owned by Conestoga Partners II, Inc. ("Conestoga") which Mr. Guinan, may be deemed to beneficially own. Mr. Guinan is a Director and the President and Chief Executive Officer of Conestoga and owns 75% of the outstanding capital stock thereof.
(3) Includes 800,000 shares of Common Stock placed in trusts set up for Mr. Guinan's children and certain other shares for which Mr. Guinan disclaims beneficial ownership and 158,050 shares of Common Stock owned by Advance which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling stockholder of Advance. Does not include 93,750 shares of Common Stock owned by Edward J. Guinan, Jr., Mr. Guinan's father, of which Mr. Guinan disclaims beneficial ownership.
(4) Includes 800,000 shares of Common Stock issuable upon exercise of options. Does not include 226,858 shares of Common Stock owned by Conestoga, of which Mr. Harrison is a director and minority shareholder, of which he disclaims beneficial ownership.
(5)   Includes 20,000 shares of Common Stock issuable upon exercise of options.
(6)   Includes 10,000 shares of Common Stock issuable upon exercise of options.
(7)   Includes 40,000 shares of Common Stock issuable upon exercise of options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal 1996, the Company advanced Mr. Guinan, the Company's Chairman and Chief Executive Officer, $159,978 and Mr. Guinan repaid $203,869 to the Company leaving no balance owed by Mr. Guinan to the Company at September 30, 1996.

      During fiscal 1996, the Company received a net payment of $146,787 from Transmedia Europe in repayment of temporary funding. In fiscal 1996, management expenses of $189,914 were charged from Transmedia Europe on behalf of the Company. The $93,300 balance as of September 30, 1996 due to Transmedia Europe from the Company is non-interest bearing and is repayable on demand. Each of the directors of the Company is also a director of Transmedia Europe. See "Directors and Executive Officers of Registrant."

      Mr. Walter Epstein, a director of the Company, is a Partner at the legal firm of Rubin Baum Levin Constant & Friedman, which firm acts as outside counsel to the Company and which firm received approximately $47,000 in fees for legal services in fiscal 1996.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: January 27, 1997

                                               TRANSMEDIA ASIA PACIFIC, INC.



                                               By:  /S/ Edward J. Guinan, III
                                                    -------------------------
                                                    Edward J. Guinan, III
                                                    Chairman and Chief Executive
                                                    Officer