Form 10-Q
period 1996-12-31
TRANSMEDIA ASIA PACIFIC INC
filed 1997-02-14
CIK 925063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          December 31, 1996
                                     ------------------------

                                       OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

                         Commission file number 0-26368


                          TRANSMEDIA ASIA PACIFIC, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                          13-3760219
-------------------------------                     -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                           Identification No.)


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
              ----------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                            Yes       [X]        No        [ ]


The number of shares outstanding of the issuer's common stock, $.00001 par value, as of February 10, 1997: 13,918,697

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY




PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION


ITEM 1 ............................................................  Pages 1-7
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended December 31, 1995 and 1996 (unaudited) and the fiscal years ended September 30, 1995 and 1996.

Condensed Consolidated Balance Sheets as of:
-   September 30, 1996
-   December 31, 1996 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended December 31,1995 and 1996 (unaudited) and the fiscal years ended September 30, 1995 and 1996.

Condensed Consolidated Statement of Changes in Stockholders Equity for the three month periods ended December 31, 1995 and 1996 (unaudited) and for the fiscal years ended September 30, 1995 and 1996.

Notes


ITEM 2 ............................................................. Pages 8-10
Management's Discussion and Analysis of Financial
Condition and Results of Operations



PART II:  OTHER INFORMATION............................................ Page 11



SIGNATURES ............................................................ Page 12

PART 1:  FINANCIAL INFORMATION
ITEM 1

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                          Three months     Three months
                                             ended            ended             Year ended          Year ended
                                          December 31,      December 31,       September 30,       September 30,
                                              1995             1996                1995                1996
                                          (unaudited)       (unaudited)
                                        ------------        ------------        ------------        ------------

Revenues                                $    368,587        $    564,621        $  1,075,517        $  1,659,515
Membership fees                               39,375              66,384              27,564             230,961
                                        ------------        ------------        ------------        ------------

Total revenues and fees                      407,962             631,005           1,103,081           1,890,476

Cost of sales                               (243,425)           (359,081)           (702,723)         (1,098,666)
                                        ------------        ------------        ------------        ------------

Gross profit                                 164,537             271,924             400,358             791,810

Selling, general and
administrative expenses                     (735,649)           (736,840)         (2,476,105)         (2,819,073)
                                        ------------        ------------        ------------        ------------

Loss from operations                        (571,112)           (464,916)         (2,075,747)         (2,027,263)

Interest income                                6,487               6,684              85,459              21,005
                                        ------------        ------------        ------------        ------------

Loss before income taxes                    (564,625)           (458,232)         (1,990,288)         (2,006,258)

Income taxes                                       -                   -                   -                   -
                                        ------------        ------------        ------------        ------------

Net loss                                    (564,625)           (458,232)         (1,990,288)         (2,006,258)

                                        ------------        ------------        ------------        ------------

Loss per common share                   $      (0.04)       $      (0.03)       $      (0.17)       $      (0.16)

Weighted average number of common
shares outstanding                        13,269,590          13,477,325          12,082,691          12,618,400
                                        ------------        ------------        ------------        ------------


See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   September 30,      December 31,
                                                                           1996              1996
                                                                                       (unaudited)
                                                                    -----------        ----------
ASSETS

Current assets

      Cash and cash equivalents                                    $1,171,305       $1,360,097

      Trade accounts receivable                                        66,211           27,582

      Restaurant credits (net of allowance for irrecoverable
      credits of  $119,762 at September 30, 1996 and of
      $145,853 at December 31, 1996)                                  636,808          639,605

      Amounts due from related parties (note 2)                        48,857          317,198

      Prepaid expenses and other current assets                       142,127           92,865
                                                                   ----------       ----------
                                                                    2,065,308        2,437,347


Total current assets

      Property and equipment, (net of accumulated
      depreciation $77,616 at September 30, 1996 and
      $91,090 at December 31, 1996)                                   143,463          172,382

      Intangible and other assets, (net of accumulated
      amortisation of $245,440 at September 30, 1996
      and $276,120 at December 30, 1996)                            1,746,176        1,850,310
                                                                   ----------       ----------

TOTAL ASSETS                                                       $3,954,947       $4,460,039
                                                                   ==========       ==========





See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                    September 30,      December ,31
                                                                            1996               1996
                                                                                        (unaudited)
                                                                     -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Bank overdraft                                                 $    40,051        $    54,624
      Trade accounts payable                                             253,432            209,695
      Deferred membership fee income                                     139,215             97,371
      Accrued liabilities                                                250,352            219,477
      Amount due to related parties (note 2)                              93,300                  -
                                                                     -----------        -----------
Total Current Liabilities                                            $   776,350        $   581,167
                                                                     -----------        -----------

STOCKHOLDERS' EQUITY

      Preferred stock, $0.01 par value per share
      Authorised 5,000,000 shares; none issued                                 -                  -

      Common stock, $0.00001 par value per share
      Authorised 95,000,000 shares;
      (13,362,447 issued and outstanding at September 30, 1996
      and 13,918,697 at December 31, 1996)                                   134                139

      Additional paid in capital                                       7,470,749          8,568,244

      Cumulative foreign currency translation
      adjustment                                                          53,910            114,917

      Accumulated deficit                                             (4,346,196)        (4,804,428)

                                                                     -----------        -----------
      Total Stockholders' Equity                                     $ 3,178,597        $ 3,878,872
                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,954,947        $ 4,460,039
                                                                     ===========        ===========




See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                             Three months      Three months
                                                                ended             ended            Year ended        Year ended
                                                             December 31,      December 31,       September 30,     September 30,
                                                                 1995             1996                1995              1996
                                                              (unaudited)       (unaudited)
                                                             -----------        -----------        -----------        -----------
Cash flows from Operating Activities:
      - Net loss                                             $  (564,625)       $  (458,232)       $(1,990,288)        (2,006,258)
Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation                                               7,669              8,092             31,479             35,539
      - Amortization of intangible assets                         30,680             30,680            122,720            122,720
      - Provision for irrecoverable restaurant credits                 -             26,091             40,418             79,344
      - Deferred membership fees                                 (36,015)           (51,590)           128,990              5,066
      - Amortization of deferred compensation                     75,000                  -             87,750            212,250
Changes in assets and liabilities:
      - Trade accounts payable                                    46,351            (61,478)           116,918            131,837
      - Accrued liabilities                                       47,939            (31,262)           128,198             (5,021)
      - Restaurant credits                                       (22,708)            15,688           (572,707)           (98,997)
      - Prepaid expenses and other current assets                 19,158             87,891           (138,873)           (60,299)
                                                             -----------        -----------        -----------        -----------
Net cash used in operating activities                           (396,551)          (434,120)        (2,045,395)        (1,583,819)
                                                             -----------        -----------        -----------        -----------
Cash flows from investing activities:
      - Due (to)/from related parties                             (6,177)          (359,639)          (424,437)           663,930
      - Purchase of  property and equipment                       (7,177)           (26,969)           (49,599)           (29,861)
      - Extension of Hawaii option                                     -                  -           (150,000)                 -
      - Purchase of NHS option                                         -           (134,741)                 -                  -
                                                             -----------        -----------        -----------        -----------
Net cash (used in)/provided by investing activities              (13,354)          (521,349)          (624,036)           634,069
                                                             -----------        -----------        -----------        -----------
Cash flows from financing activities:
      - Bank overdraft                                          (120,164)            14,573            126,148            (86,097)
      - Net proceeds from issuance
        of common stock                                                -          1,097,500          1,592,656          1,235,000
      - Purchase of  Treasury Stock                                    -                  -            (20,000)                 -
                                                             -----------        -----------        -----------        -----------
Net cash (used in)/provided by financing activities             (120,164)         1,112,073          1,698,804          1,148,903
                                                             -----------        -----------        -----------        -----------

Effects of foreign currency on cash                                    -             32,188                (85)            31,054
                                                             -----------        -----------        -----------        -----------
Net (decrease)/increase in cash and
cash equivalents                                                (530,069)           188,792           (970,712)           230,207

Cash and cash equivalents at
beginning of period                                              941,098          1,171,305          1,911,810            941,098
                                                             -----------        -----------        -----------        -----------
Cash and cash equivalents
at end of period                                             $   411,029        $ 1,360,097        $   941,098        $ 1,171,305
                                                             ===========        ===========        ===========        ===========

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

                   TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                         Cumulative
                                        Number of        Common         Additional        currency      Accumulated
                                         shares           stock       paid-in capital    translation      deficit
                                                                                         adjustment
                                      -----------      -----------     -----------      -----------      -----------

Balance, September 30, 1994            11,815,790      $       118     $ 4,363,109      $      (500)     $  (349,650)
Issuance of  common stock                 673,800                7       2,021,393                -                -
Issue costs                                     -                -        (128,744)               -                -
Net loss                                        -                -               -                -       (1,990,288)
Effect of foreign currency
translation                                     -                -               -            1,449                -
Treasury stock                            (20,000)               -         (20,000)               -                -
Compensation expense                            -                -               -                -                -
                                      -----------      -----------     -----------      -----------      -----------
Balance, September  30, 1995           12,469,590      $       125     $ 6,235,758      $       949      $(2,339,938)
Issuance of  common stock                 892,857                9       1,249,991                -                -
Issue costs                                     -                -         (15,000)               -                -
Net loss                                        -                -               -                -       (2,006,258)
Effect of foreign currency
translation                                     -                -               -           52,961                -
Compensation expense                            -                -               -                -                -
                                      -----------      -----------     -----------      -----------      -----------
Balance, September  30, 1996           13,362,447      $       134     $ 7,470,749      $    53,910      $(4,346,196)
Issuance of  common stock                 556,250                5       1,112,495                -                -
Issue costs                                     -                -         (15,000)               -                -
Net loss                                        -                -               -                -         (458,232)
Effect of foreign currency
translation                                     -                -               -           61,007                -
                                      -----------      -----------     -----------      -----------      -----------
Balance, December 31, 1996             13,918,697      $       139     $ 8,568,244      $   114,917      $(4,804,428)
                                      ===========      ===========     ===========      ===========      ===========




                                                    Unearned          Total
                                                  compensation

                                                  -----------      -----------

Balance, September 30, 1994                       $         -      $ 4,013,077
Issuance of  common stock                            (300,000)       1,721,400
Issue costs                                                 -         (128,744)
Net loss                                                    -       (1,990,288)
Effect of foreign currency
translation                                                 -            1,449
Treasury stock                                              -          (20,000)
Compensation expense                                   87,750           87,750
                                                  -----------      -----------
Balance, September  30, 1995                      $  (212,250)     $ 3,684,644
Issuance of  common stock                                   -        1,250,000
Issue costs                                                 -          (15,000)
Net loss                                                    -       (2,006,258)
Effect of foreign currency
translation                                                 -           52,961
Compensation expense                                  212,250          212,250
                                                  -----------      -----------
Balance, September  30, 1996                                -      $ 3,178,597
Issuance of  common stock                                   -        1,112,500
Issue costs                                                 -          (15,000)
Net loss                                                    -         (458,232)
Effect of foreign currency
translation                                                 -           61,007
                                                  -----------      -----------
Balance, December 31, 1996                        $         -      $ 3,878,872
                                                  ===========      ===========



See accompanying notes to the consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a)     Basis of Presentation

         The balance sheet as of September 30, 1996 was derived from the Company's audited financial statements.

         The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1996 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         As of December 31, 1996, Transmedia Asia Pacific, Inc, has equity interests in the following company:

         Name                              Country of  Incorporation               %  Owned

         Transmedia Australia Pty Ltd.     Australia                                    100


(c)      Restaurant Credits

         Restaurant credits represent the total advances made to participating restaurants less the amount by which these credits are recouped by the Company as a result of Company cardholders utilizing their cards at participating restaurants. The amounts by which such credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of credits and establishes an allowance for credits to restaurants that have ceased operations or whose credits may not be utilized by cardholders.

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

 (d)     Revenue Recognition

         Revenues represent the retail value of food and beverages acquired from the participating restaurants by the Company's cardholders, reduced by the 20% or 25% discount offered to cardholders. Revenues from card membership fees are time apportioned over the period to which they relate.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(e)      License Cost

         The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or at December 31, 1996.

2.  RELATED PARTY TRANSACTIONS

    Amounts due from/(to) related parties consist of the following:

                                            September 30,   December 31,
                                                    1996           1996
                                                    ----           ----

    E Guinan III                             $         -    $         -
    Conestoga Partners Inc.                       26,260         26,260
    Transmedia Europe Inc.                       (93,300)       251,806
    Paul Harrison                                 22,597         39,133
                                             -----------    -----------
                                             $   (44,443)   $   317,199
                                             ===========    ===========

    Information regarding the activity with respect to the amounts due from related parties is as follows

                                                   Conestoga    Transmedia
                                 E Guinan III    Partners Inc.  Europe Inc.   P Harrison
                                 ------------    -------------  -----------   ----------

Balance at September 30, 1996     $      --      $  26,260     $ (93,300)     $  22,597
Additions                            39,000             --       453,750         14,533
Amounts charged                          --             --       (86,990)            --
Amounts collected                   (39,000)            --       (21,654)            --
Foreign currency movement                --             --            --          2,003
                                  ---------      ---------     ---------      ---------
Balance at December 31, 1996      $      --      $  26,260     $ 251,806      $  39,133
                                  =========      =========     =========      =========

   The above loans are unsecured, non interest bearing, and repayable on demand.

3.  PROPOSED MERGER

         The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Europe, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Europe'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Asia Acquisition').

         Under the terms of the Agreement, among other things (i) Transmedia Europe will make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into the Company pursuant to which the Company will be the surviving entity and become a wholly-owned subsidiary of Transmedia Europe and stockholders of Common Stock of the Company will be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe.

4.  CONTINGENT LIABILITY

         The Company has not withheld any amount from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes. Such treatment has been used pending resolution by Edward J Guinan III of his tax residence. At this time there is insufficient information to assess the potential adverse effect on the Company.

ITEM 2
TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended December 31, 1996 and 1995 and the years ended September 30, 1996 and 1995. The success of the Company is dependent upon increasing the number of cardholders ('Company Cardholders') of the Company's card ('The Restaurant Card') and the number of restaurants ('Company Participating Restaurants'), as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of February 10, 1997 the Company had approximately 23,900 Company Cardholders and 400 Company Participating Restaurants.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

The Company generated revenues of $564,621 (an increase of 53% over 1995) for the three months ended December 31, 1996. The Company increased its number of Company Cardholders from 12,000 at December 31, 1995 to 23,000 at December 31, 1996 largely as a result of Company Cardholders produced by the Westpac Banking Corp campaign since August 1996. In December 1996 the Company began signing additional Company Cardholders using the Australian company FAI Insurance ('FAI') as a joint marketing partner. This novel arrangement allows a FAI customer, taking The Restaurant Card, to reduce their insurance costs by the 25% saving on food and beverages purchased, net of taxes and service, received from using The Restaurant Card. The Company increased its number of Company Participating Restaurants from 370 at December 31, 1995 to 410 at December 31, 1996. Membership fees for the three months ended December 31, 1996 of $66,384 are significantly greater than the $39,375 reported for the three months ended December 31, 1995 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period.

Cost of sales amounted to $359,081 (an increase of 48% over 1995) for the three months ended December 31, 1996, in line with the 53% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Credits') made by the Company to the respective Company Participating Restaurants.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended December 31, 1996 amounted to $736,840 which were comparable to $735,649 for the three months ended December 31, 1995.

The Company earned $6,684 for the three months ended December 31, 1996 from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognized for the three months ended December 31, 1996.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

The Company generated revenues of $1,659,515 (an increase of 54% over 1995) for the year ended September 30, 1996. The increase in revenues can be principally attributed to the September 1995 launch in Melbourne with The Age newspaper. The Company has been well received by the Melbourne restaurant community, having attracted a number of award winning restaurants as Company Participating Restaurants. This success has subsequently been repeated in Brisbane, with approximately 50% of the Company Participating Restaurants receiving awards in the Queensland State Premier's 1996 annual tourist awards. The Company increased its number of Company Cardholders from 9,000 to 18,000 at September 30, 1995 and at September 30, 1996 respectively, largely as a result of the 10,000 Company Cardholders produced by the Westpac Banking Corp campaign since August 1996. The Company increased its number of Company Participating Restaurants from 330 to 430 at September 30, 1995 and at September 30, 1996 respectively. Membership fees for the year ended September 30, 1996 of $230,961 are significantly greater than the $27,564 reported for 1995 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period.

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

LIQUIDITY AND CAPITAL RESERVES

The Company was initially capitalized with 7,250,000 shares. On May 26, 1994, the Company issued: (i) 450,000 shares of Common Stock to Conestoga for $450,000; (ii) 590,790 shares were issued to Network as partial consideration for the purchase of the Transmedia License; and (iii) 3,525,000 shares were sold to private investors in a private placement at an offering price of $1 per share. Of the cash proceeds of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the Transmedia License from the private placement of shares, leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company of its rights under the Transmedia License. Initially such utlization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia Pty Limited. In the future, the Company may expand operations in other portions of the Licensed Territories through wholly-owned subsidiaries or through unaffiliated sublicensees and franchisees.

In April 1995, the Company completed a second private placement of 573,800 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilization by the Company of its rights under the Transmedia License. The net cash to the Company from the second private placement of shares in April 1995 was $1,892,656. On June 16, 1995 the Company entered into an agreement with Nomura, Wassertein, Perella and Co. Ltd. to provide certain consulting services through June 16, 1996. Pursuant to such agreement, the Company issued 100,000 shares of Common Stock and paid a $100,000 retainer to Nomura, Wassertein, Perella and Co. Ltd.

In July 1996 the Company completed a private placement of 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 have been used for working capital to existing operations. In December 1996 the Company issued, in a private placement, 556,250 shares of Common Stock at a price of $2.00 per share together with warrants to purchase 185,417 shares of Common Stock, which expire in December 1999 and have an exercise price of $2.00 per share. The net proceeds of $1,097,500 are being used to provide working capital to existing operations.

Net cash used in operating activities for the three months ended December 31, 1996 and 1995 was $374,850 and $396,551 ,respectively, mainly resulting from the net loss for the period. Of these amounts $15,688 represents the net cash inflow and $22,708 represents the net cash outflow, respectively, for advances to Company Participating Restaurants.

The Company made investments of $150,000 to extend the option to operate the sole Network franchise in the State of Hawaii and $1,000,000 to acquire the Transmedia License during the year ended September 30, 1995 and period ended September 30, 1994, respectively.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

In December 1996 Transmedia Network, Inc. and its affiliate Transmedia International, Inc. agreed, at the Company's request, to amend the Transmedia License. The principal revisions are that the Company is now permitted to expand into new businesses, acquire Countdown PLC and undertake a corporate restructuring. In consideration a $750,000 fee will be payable when, and if, the acquisition of Countdown PLC is completed and a $250,000 fee will be payable when, and if, a corporate restructuring is completed.

In October 1996, the Company made an investment of $134,741 to acquire a renewable 6 month option over 50% of the share capital of National Helpline Services Pty Limited ('NHS'). NHS is an Australian business based in Sydney which operates an innovative telephone helpline and medical evacuation business. Its main clients are businesses in the financial services sector who are seeking to augment the package offered to their customers. As of December, 1996, NHS had approximately 4 million members in Australia. Transmedia Europe, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS.

In addition to the investments above, there were cash flows to related parties of $359,639 and $115,760 for the three months ended December 31, 1996 and 1995, respectively, of which $60,654 and $109,583, respectively, was repaid.

The cash resources of the Company will be used to provide Restaurant Credits to Company Participating Restaurants in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, The Philippines and India (the 'Licensed Territories'), and to pay for general and administrative expenses, including officers' compensation and compensation to independent sales consultants for the recruitment of Company Participating Restaurants, and Company Cardholders.

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

The Company has not made any significant capital commitments other than the commitments made under the Transmedia License. The Company does not have an immediate plan to make other significant capital commitments related to the operation of its business in Australia.

Although the Company anticipates that its current cash, together with revenues expected to be derived from operations, should, based upon its internal calculations, be sufficient to fund operating, and other capital needs for the next year, the Company will be required to seek additional financing during such period in the event it either intends to make acquisitions or that there are delays, cost overruns, sales declines or unanticipated expenses. While the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs for the next year there can be no assurance that the Company will be able to obtain such additional financing in the remainder of fiscal year 1997.

The Company is currently in negotiations to commence operations in a new country in the Asia Pacific region.

The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Europe, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Europe'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Asia Acquisition').

Under the terms of the Agreement, among other things (i) Transmedia Europe will make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into the Company pursuant to which the Company will be the surviving entity and become a wholly-owned subsidiary of Transmedia Europe and stockholders of Common Stock of the Company will be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe.

The Company has not withheld any amount from Edward J. Guinan III's remuneration with respect to either U.S. or U.K. taxes. Such treatment has been used pending resolution by Edward J. Guinan III of his tax residence. At this time there is insufficient information to assess the potential adverse effect on the Company.

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

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


PART II:  OTHER INFORMATION
Items 1, 3, 4 and 5


Items 1, 3, 4 and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2:  Recent sales of unregistered securities

In July 1996 the Company completed a non-underwritten private placement of 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 have been used for working capital to existing operations. In December 1996 the Company issued, in a non-underwritten private placement, 556,250 shares of Common Stock at a price of $2.00 per share together with warrants to purchase 185,417 shares of Common Stock, which expire in December 1999 and have an exercise price of $2.00 per share. The net proceeds of $1,097,500 are being used to provide working capital to existing operations. With regard to both private placements, the Company has claimed an exemption from the registration requirements of the Securities Act of 1933, as amended ('Securities Act') by relying on section 4 (2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder.

Item 6:  Exhibit and Reports on Form 8-K

a) Exhibits:

         10.1 (n) Agreement and plan of reorganisation dated as of February 10, 1997 by and among Transmedia Europe, Inc., Transmedia Asia Acquisition Corporation, Transmedia Asia Pacific, Inc. and Transmedia Europe Acquisition Corporation

b) Reports on Form 8-K:

         a report on Form 8-K, filed on December 23, 1996 was filed for a change of auditors for the quarter ended December 31, 1996.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.



TRANSMEDIA ASIA PACIFIC, INC.






By /s/ William H. Price
----------------------------
William H. Price
Chief Financial Officer and
Principal Financial Officer

February 13, 1997