Form 10-Q
period 1997-03-31
TRANSMEDIA ASIA PACIFIC INC
filed 1997-05-15
CIK 925063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1997
                                     ------------------------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to______________

                         Commission file number 0-26368


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


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                         (Registrant's telephone number,
                              including area code)



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



The number of shares outstanding of the issuer's common stock, $.00001 par value, as of May 9, 1997: 15,249,221

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
--------------------------------------------------------------------------------



PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ..................................................................................................  Pages 1-8
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended and the six months ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited).

Condensed Consolidated Balance Sheets as of:
-   September 30, 1996
-   March 31, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended and the six months ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited).

Condensed Consolidated Statement of Changes in Stockholders Equity for the three month period ended March 31, 1997 (unaudited) and for the fiscal years ended
September 30, 1995 and 1996.

Notes


ITEM 2 ..................................................................................................  Pages 9-12
Management's Discussion and Analysis of Financial
Condition and Results of Operations



PART II:  OTHER INFORMATION..............................................................................  Page 13
---------------------------



SIGNATURES ..............................................................................................  Page 14

PART 1:  FINANCIAL INFORMATION
ITEM 1

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                        Three months        Three months          Six months          Six months
                                               ended               ended               ended               ended
                                           March 31,           March 31,           March 31,           March 31,
                                                1996                1997                1996                1997
                                         (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                        ------------        ------------        ------------        ------------

Revenues                                $    473,560        $    490,114        $    842,147        $  1,054,735
Membership fees                               41,475              33,556              80,850              99,940
                                        ------------        ------------        ------------        ------------

Total revenues and fees                      515,035             523,670             922,997           1,154,675

Cost of sales                               (313,981)           (328,955)           (557,406)           (688,036)
                                        ------------        ------------        ------------        ------------

Gross profit                                 201,054             194,715             365,591             466,639

Selling, general and
administrative expenses                     (697,342)           (927,443)         (1,432,991)         (1,664,282)
                                        ------------        ------------        ------------        ------------

Loss from operations                        (496,288)           (732,728)         (1,067,400)         (1,197,643)

Interest income                                2,168              11,810               8,655              18,494
                                        ------------        ------------        ------------        ------------

Loss before income taxes                    (494,120)           (720,918)         (1,058,745)         (1,179,149)

Income taxes                                      --                  --                  --                  --
                                        ------------        ------------        ------------        ------------

Net loss                                    (494,120)           (720,918)         (1,058,745)         (1,179,149)

                                        ------------        ------------        ------------        ------------

Loss per common share                   $      (0.04)       $      (0.05)       $      (0.08)       $      (0.09)

Weighted average number of common
shares outstanding                        12,469,590          13,918,697          12,469,590          13,695,586
                                        ------------        ------------        ------------        ------------


See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



------------------------------------------------------------------------------------------------------------------------------------
                                                                  September 30,       March 31,
                                                                           1996            1997
                                                                                    (unaudited)
                                                                  -------------     -----------


ASSETS

Current assets

      Cash and cash equivalents                                    $1,171,305       $  653,251

      Trade accounts receivable                                        66,211           25,016

      Restaurant credits (net of allowance for irrecoverable
      credits of  $119,762 at September 30, 1996 and of
      $146,326 at March 31, 1997)                                     636,808          497,241

      Amounts due from related parties (note 2)                        48,857          334,428

      Prepaid expenses and other current assets                       142,127           57,446
                                                                   ----------       ----------
                                                                    2,065,308        1,567,382


Total current assets

      Property and equipment, (net of accumulated
      depreciation $77,616 at September 30, 1996 and
      $90,886 at March 31, 1997)                                      143,463          148,620

      Intangible assets, (net of accumulated
      amortisation of $245,440 at September 30, 1996
      and $306,800 at March 31, 1997)                               1,596,176        1,534,805

      Other assets (note 4)                                           150,000          406,952
                                                                   ----------       ----------

TOTAL ASSETS                                                       $3,954,947       $3,657,759
                                                                   ----------       ----------


See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,         March 31,
                                                                                             1996              1997
                                                                                                        (unaudited)
                                                                                    -------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Bank overdraft                                                                 $    40,051        $        --
      Trade accounts payable                                                             253,432            236,968
      Deferred membership fee income                                                     139,215             81,804
      Accrued liabilities                                                                250,352            236,414
      Amount due to related party (note 2)                                                93,300                 --
                                                                                     -----------        -----------
Total Current Liabilities                                                            $   776,350        $   555,186
                                                                                     -----------        -----------


STOCKHOLDERS' EQUITY

      Preferred stock, $0.01 par value per share
      Authorised 5,000,000 shares; none issued                                                --                 --

      Common stock, $0.00001 par value per share Authorised 95,000,000 shares;
      (13,362,447 issued and outstanding at September 30, 1996
      and 13,918,697 at March 31, 1997)                                                      134                139

      Additional paid in capital                                                       7,470,749          8,568,244

      Cumulative foreign currency translation
      adjustment                                                                          53,910             59,535

      Accumulated deficit                                                             (4,346,196)        (5,525,345)

                                                                                     -----------        -----------
      Total Stockholders' Equity                                                     $ 3,178,597        $ 3,102,573
                                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 3,954,947        $ 3,657,759
                                                                                     -----------        -----------


See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                            Three months      Three months          Six months         Six months
                                                                   ended             ended               ended              ended
                                                               March 31,         March 31,           March 31,          March 31,
                                                                    1996              1997                1996               1997
                                                             (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                            -------------       -----------        ------------       ------------
Cash flows from Operating Activities:
      - Net loss                                             $  (494,120)       $  (720,918)       $(1,058,745)       $(1,179,149)
Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation                                               7,269              7,899             14,938             15,991
      - Amortization of intangible assets                         30,680             30,680             61,360             61,360
      - Provision for irrecoverable restaurant credits             7,700                473              7,700             26,564
      - Deferred membership fees                                 (19,531)            (4,429)           (55,546)           (56,019)
      - Amortization of deferred compensation                     75,000                 --            150,000                 --
Changes in assets and liabilities:
      - Trade accounts payable                                    17,037             47,548             63,388            (13,930)
      - Accrued liabilities                                      (26,299)            16,936             21,640            (14,326)
      - Restaurant credits                                        56,552             90,947             33,844            106,635
      - Prepaid expenses and other current assets                 28,939             37,987             48,097            125,877
      - Write off of Hawaii option                                    --            150,000                 --            150,000
                                                             -----------        -----------        -----------        -----------
Net cash used in operating activities                           (316,773)          (342,877)          (713,324)          (776,997)
                                                             -----------        -----------        -----------        -----------
Cash flows from investing activities:
      - Due (to)/from related parties                             34,728            (20,871)            28,551           (380,510)
      - Purchase of  property and equipment                       (7,627)             5,818            (14,804)           (21,151)
      - Purchase of NHS option                                        --             (8,205)                --           (142,946)
      - Purchase of Countdown option                                  --           (264,006)                --           (264,006)
                                                             -----------        -----------        -----------        -----------
Net cash (used in)/provided by investing activities               27,101           (287,264)            13,747           (808,613)
                                                             -----------        -----------        -----------        -----------
Cash flows from financing activities:
      - Bank overdraft                                            (5,984)           (54,624)          (126,148)           (40,051)
      - Net proceeds from issuance
        of common stock                                               --                 --                 --          1,097,500
                                                             -----------        -----------        -----------        -----------
Net cash (used in)/provided by financing activities               (5,984)           (54,624)          (126,148)         1,057,449
                                                             -----------        -----------        -----------        -----------

Effects of foreign currency on cash                               14,722            (22,081)            14,722             10,107
                                                             -----------        -----------        -----------        -----------
Net decrease in cash and
cash equivalents                                                (280,934)          (706,846)          (811,003)          (518,054)

Cash and cash equivalents at
beginning of period                                              411,029          1,360,097            941,098          1,171,305
                                                             -----------        -----------        -----------        -----------
Cash and cash equivalents
at end of period                                             $   130,095        $   653,251        $   130,095        $   653,251
                                                             ===========        ===========        ===========        ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

                   TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                     Number of       Common       Additional          Cumulative          Accumulated
                                      shares         stock     paid-in capital    currency translation      deficit
                                                                                      adjustment
                                   -----------       ------    ---------------    --------------------    -----------

Balance, September 30, 1994         11,815,790        $118       $ 4,363,109            $   (500)         $  (349,650)
Issuance of  common stock              673,800           7         2,021,393                  --                   --
Issue costs                                 --          --          (128,744)                 --                   --
Net loss                                    --          --                --                  --           (1,990,288)
Effect of foreign currency
translation                                 --          --                --               1,449                   --
Treasury stock                         (20,000)         --           (20,000)                 --                   --
Compensation expense                        --          --                --                  --                   --
                                   -----------        ----       -----------            --------          -----------
Balance, September  30, 1995        12,469,590        $125       $ 6,235,758            $    949          $(2,339,938)
Issuance of  common stock              892,857           9         1,249,991                  --                   --
Issue costs                                 --          --           (15,000)                 --                   --
Net loss                                    --          --                --                  --           (2,006,258)
Effect of foreign currency
translation                                 --          --                --              52,961                   --
Compensation expense                        --          --                --                  --                   --
                                   -----------        ----       -----------            --------          -----------
Balance, September  30, 1996        13,362,447        $134       $ 7,470,749            $ 53,910          $(4,346,196)
Issuance of  common stock              556,250           5         1,112,495                  --                   --
Issue costs                                 --          --           (15,000)                 --                   --
Net loss                                    --          --                --                  --           (1,179,149)
Effect of foreign currency
translation                                 --          --                --               5,625                   --
                                   -----------        ----       -----------            --------          -----------
Balance, March 31, 1997             13,918,697        $139       $ 8,568,244            $ 59,535          $(5,525,345)
                                   ===========        ====       ===========            ========          ===========


                                       Unearned            Total
                                    compensation

                                    ------------        -----------

Balance, September 30, 1994            $      --        $ 4,013,077
Issuance of  common stock               (300,000)         1,721,400
Issue costs                                   --           (128,744)
Net loss                                      --         (1,990,288)
Effect of foreign currency
translation                                   --              1,449
Treasury stock                                --            (20,000)
Compensation expense                      87,750             87,750
                                       ---------        -----------
Balance, September  30, 1995           $(212,250)       $ 3,684,644
Issuance of  common stock                     --          1,250,000
Issue costs                                   --            (15,000)
Net loss                                      --         (2,006,258)
Effect of foreign currency
translation                                   --             52,961
Compensation expense                     212,250            212,250
                                       ---------        -----------
Balance, September  30, 1996                  --        $ 3,178,597
Issuance of  common stock                     --          1,112,500
Issue costs                                   --            (15,000)
Net loss                                      --         (1,179,149)
Effect of foreign currency
translation                                   --              5,625
                                       ---------        -----------
Balance, March 31, 1997                $      --        $ 3,102,573
                                       =========        ===========


See accompanying notes to the consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a)     Basis of Presentation

         The balance sheet as of September 30, 1996 was derived from the Company's audited financial statements. The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1996 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months ended and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The Company filed a registration statement under the Securities Act 1933 with the Securities and Exchange Commission that was declared effective on August 4, 1995.

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

         The Company has been granted a license (the "Transmedia License") by TMNI International Inc., an affiliate of Transmedia Network Inc. (collectively "Network"), a corporation which is incorporated in the United States of America. The license is to operate a specialized restaurant charge card business in Australia and New Zealand with limited rights to sublicense the Asia Pacific Region. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners II Inc. ("Conestoga"), a corporation which is related to the Company by virtue of the shareholding in Conestoga held by Edward J. Guinan III, the Chairman of the Board, Chief Executive Officer and a Director of the Company (see note 2).

         The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures. On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Europe, Inc. on similar terms to the terms of the Company's purchase. The Company's element of the consideration consisted of $800,000 (500,000 pounds sterling) in cash and the issuance of 1,330,524 shares of Common Stock in the Company. In addition, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown. The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum and is collateralized by a pledge of all the Countdown shares purchased by the Company. In connection with the loan, the Company issued the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share.

         As of March 31, 1997, Transmedia Asia Pacific, Inc, has equity interests in the following companies:

         Name                                        Country of  Incorporation             % Owned

         Transmedia Australia Pty Ltd.               Australia                               100
         Transmedia Australasia Ltd.                 New Zealand                             100

(c)      License Cost

The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or at March 31, 1997.

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

(e)      Restaurant Credits

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

2.  RELATED PARTY TRANSACTIONS

         Amounts due from/(to) related parties consist of the following:

                                September 30,         March 31,
                                         1996              1997
                                -------------        ----------
E Guinan III                        $      --        $      --
Conestoga Partners Inc.                26,260           26,260
Transmedia Europe Inc.                (93,300)         271,403
Paul Harrison                          22,597           36,765
                                    ---------        ----------
                                    $ (44,443)       $  334,428
                                    ---------        ----------

         The above loans are unsecured, non interest bearing, and repayable on demand. Information regarding the activity with respect to the amounts due from related parties is as follows:

                                                    Conestoga    Transmedia
                                 E Guinan III    Partners Inc.   Europe Inc.     P Harrison
                                 ------------    -------------   -----------     ----------
Balance at September 30, 1996       $     --        $26,260       $ (93,300)       $ 22,597

Additions                             79,750             --         848,750          15,807
Amounts charged                           --             --        (441,991)             --
Amounts collected                    (79,750)            --         (42,056)             --
Foreign currency movement                 --             --              --          (1,639)
                                    --------        -------       ---------        --------
Balance at March 31, 1997           $     --        $26,260       $ 271,403        $ 36,765
                                    --------        -------       ---------        --------

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

         Under the terms of the Agreement, among other things (i) Transmedia Europe will make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into the Company pursuant to which the Company will be the surviving entity and become a wholly-owned subsidiary of Transmedia Europe and holders of Common Stock of the Company will be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe for each Company share previously owned.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       OTHER ASSETS

         The other assets consist of the following:

                                                                                   September 30,      March 31,
                                                                                            1996           1997
                                                                                           -----          -----
Investment in option to acquire:
         - Network franchise in the State of Hawaii                                  $  150,000       $     --
         - National Helpline Services Pty Limited                                            --        142,946
         - Countdown Holdings Limited                                                        --        264,006
                                                                                     ----------       --------
                                                                                     $  150,000       $406,952
                                                                                     ==========       ========


         The Company made an investment of $150,000 to extend the option to operate the sole Network franchise in the State of Hawaii during the year ended September 30, 1995. This investment has been written off in the three months ended March 31, 1997 as the option has lapsed as the Company decided not to open in that State. This was as a result of the Company wanting to focus on the existing Transmedia territories and the integration of the Transmedia and Countdown businesses.

         In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ('NHS'). Transmedia Asia Pacific, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that the option cost will be offset against the purchase consideration on completion.

         On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and a director , assigned the Countdown option agreement at cost to the Company and Transmedia Asia Pacific, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

5.       POST BALANCE SHEET EVENT

         On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Europe, Inc. on similar terms to the terms of the Company's purchase.

6.       CONTINGENT LIABILITY

         The Company did not withhold any amount from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr. Guinan has committed 500,000 shares of the Company's Common Stock and 500,000 shares of Transmedia Europe, Inc.'s Common Stock to be privately sold in order to provide an aggregate of pound sterling 300,000 of tax guarantees against any potential tax liabilities of the Company and Transmedia Europe, Inc.. Any excess proceeds will be first used to repay any loans of Mr. Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether such sale will be affected and/or whether the proceeds will be adequate to cover any potential liabilities of the Company.

ITEM 2
TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related disclosures.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended March 31, 1997 and 1996 and the six month periods ended March 31, 1997 and 1996. The success of the Company is dependent upon increasing the number of cardholders ('Company Cardholders') of the Company's card ('The Restaurant Card') and the number of restaurants ('Company Participating Restaurants'), as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of May 9, 1997 the Company had approximately 26,700 Company Cardholders and 370 Company Participating Restaurants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The Company generated revenues of $490,114 ,an increase of 3% over 1996 (4% after deducting for foreign exchange movements) for the three months ended March 31, 1997. The Company increased its number of Company Cardholders from 11,200 at March 31, 1996 to 24,800 at March 31, 1997 largely as a result of Company Cardholders produced by the Westpac Banking Corp campaign since August 1996. In December 1996 the Company began signing additional Company Cardholders using the Australian company FAI Insurance ('FAI') as a joint marketing partner. This novel arrangement allows a FAI customer, taking The Restaurant Card, to reduce their insurance costs by the 25% saving on food and beverages purchased, net of taxes and service, received from using The Restaurant Card. The Company increased its number of Company Participating Restaurants from 350 at March 31, 1996 to 385 at March 31, 1997. Membership fees for the three months ended March 31, 1997 of $33,556 are significantly lower than the $41,475 reported for the three months ended March 31, 1996. This is as a result of an accounting adjustment of $15,584 between the quarter ended December 31, 1996 and the quarter ended March 31, 1997 and. There was an 18% increase before making the adjustment which is a result of the Company billing Company Cardholders for the first time following a typically waived initial membership period.

Cost of sales amounted to $328,955, an increase of 5% over 1996 (6% after deducting for foreign exchange movements) for the three months ended March 31, 1997, in line with the 3% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Credits') made by the Company to the respective Company Participating Restaurants.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended March 31, 1997 amounted to $927,443. This exceeded the $697,342 for the three months ended March 31, 1996 by 33% due to the write off of the Hawaii option (see Liquidity and Capital Resources) of $150,000 and professional fees of $94,500 incurred through the end of the quarter for work on the proposed merger with Transmedia Europe, Inc..

The Company earned $11,810 and $2,168 for the three months ended March 31, 1997 and 1996, respectively, from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognized for the three months ended March 31, 1997.

The Company incurred a net loss of $720,918 (increase of 46% over 1996) for the three months ended March 31, 1997. This increase is due to the 3% increase in revenues being far outweighed by the 33% in selling, general and administrative expenses as detailed above.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

The Company generated revenues of $1,054,735, an increase of 25% over 1996 (22% after deducting for foreign exchange movements) for the six months ended March 31, 1997. The 22% increase in revenues is principally due to the increase in the number of Company Cardholders. Membership fees for the six months ended March 31, 1997 of $99,940 are significantly greater than the $80,850 reported for 1996 and are as a result of the Company billing Company Cardholders for the first time following the typically waived initial membership period.

Cost of sales amounted to $688,036, an increase of 23% over 1996 (20% after deducting for foreign exchange movements) for the six months ended March 31, 1997, in line with the 25% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. Selling, general and administrative expenses, consisting primarily of the costs of operations, for the six months ended March 31, 1997 amounted to $1,664,282 representing an increase of 16% over 1996. The increase is due to the write off of the Hawaii option of $150,000 and professional fees of $94,500 incurred through the end of the six month period for work on the proposed merger with Transmedia Europe, Inc. netted against significant savings on printing costs.

The Company earned $18,494 and $8,655 for the six months ended March 31, 1997 and 1996, respectively, from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the six months ended March 31, 1997.

The Company incurred a net loss of $1,179,149 (increase of 11% over 1996) for the six months ended March 31, 1997. This increase is due to the 25% increase in revenues being exceeded by the 23% increase in cost of sales and 16% increase in selling, general and administrative expenses as detailed above.

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

The Company made investments of $150,000 to extend the option to operate the sole Network franchise in the State of Hawaii and $1,000,000 to acquire the Transmedia License during the year ended September 30, 1995 and period ended September 30, 1994, respectively. The investment in the Network franchise in the State of Hawaii has been written off in the three months ended March 31, 1997 as the option has lapsed as the Company decided not to open in that State. This was as a result of the Company wanting to focus on the existing Transmedia territories and the integration of the Transmedia and Countdown businesses.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In December 1996 Transmedia Network, Inc. ("TMNI") and its affiliate Transmedia International, Inc. agreed, at the Company's request, to amend the Transmedia License. The principal revisions allowed the Company to expand into new businesses, acquire Countdown PLC and undertake a corporate restructuring. In consideration a $750,000 fee was paid on April 3, 1997 when the acquisition of Countdown PLC was completed. This fee was split between the Company and Transmedia Europe, Inc. and took the form of $125,000 each in cash to TMNI and each agreed to issue a promissory note in the principal amount of $250,000 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. A $250,000 fee, split between the Company and Transmedia Europe, Inc. subject to joint and several liability, will also be payable when, and if, a corporate restructuring is completed.

In order to maintain full rights under the Transmedia License the Company must commmence operations in a country other than Australia and New Zealand by May 25, 1997. The Company will not be able to comply with this requirement. While the Company will seek to negotiate a time extension of this requirement with Network, there can be no assurance as to the outcome of such a negotiation.

In October 1996, the Company made an initial investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ('NHS'). NHS is an Australian business based in Sydney which operates an innovative telephone helpline and medical evacuation business. Its main clients are businesses in the financial services sector who are seeking to augment the package offered to their customers. As of December, 1996, NHS had approximately 4 million members in Australia. Transmedia Europe, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. A further $8,205 for NHS-related legal fees has been capitalised within the investment cost of the NHS option during the three months ended March 31, 1997. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that the option cost will be offset against the purchase consideration on completion.

In addition to the investments above, there were cash outflows to related parties of $20,871 and inflows from related parties of $34,728 for the three months ended March 31, 1997 and 1996, respectively. There were cash outflows to related parties of $380,510 and inflows from related parties of $28,551 for the six months ended March 31, 1997 and 1996, respectively. On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and director , assigned the Countdown option agreement at cost to the Company and Transmedia Europe, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

Net cash used in operating activities for the three months ended March 31, 1997 and 1996 was $342,877 and $316,773, respectively, and for the six months ended March 31, 1997 and 1996 was $776,997 and $713,324, respectively, mainly resulting from the net loss for the relevant periods. Of these amounts $90,947 and $56,552 represent the net cash inflow for the three months ended March 31, 1997 and 1996, respectively, and $106,635 and $33,844 represent the net cash inflow for the six months ended March 31, 1997 and 1996, respectively, for advances to Company Participating Restaurants.

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

The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Europe, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Europe'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Asia Acquisition'). Under the terms of the Agreement, among other things (i) Transmedia Europe will make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into the Company pursuant to which the Company will be the surviving entity and become a wholly- owned subsidiary of Transmedia Europe and stockholders of Common Stock of the Company will be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe.

The Company did not withhold any amounts from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes. Such treatment has been used pending resolution by Edward J Guinan III of his tax residence. Mr. Guinan has committed 500,000 shares of the Company's Common Stock and 500,000 shares of Transmedia Europe, Inc.'s Common Stock to be privately sold in order to provide an aggregate of pound sterling 300,000 of tax guarantees against any potential tax liabilities of the Company and Transmedia Europe, Inc.. Any excess proceeds will be first used to repay any loans of Mr. Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether such sale will be affected and/or whether the proceeds will be adequate to cover any potential liabilities of the Company.

On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Europe, Inc. on similar terms to the terms of the Company's purchase. The Company's element of the consideration consisted of $800,000 (500,000 pounds sterling) in cash and the issuance of 1,330,524 shares of Common Stock in the Company. In addition, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown. The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum and is collateralized by a pledge of all the Countdown shares purchased by the Company. In connection with the loan, the Company issued the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share.

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

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY




PART II:  OTHER INFORMATION
Item 2:  Recent sales of unregistered securities

On April 3, 1997 the Company issued 1,330,524 shares of Common Stock to C.E.C. Radbone as part payment of the consideration for the acquisition of 50% of the outstanding capital stock of Countdown Holdings Limited. In addition, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.9019 per share to C.E.C. Radbone. In connection with the loan of $1,000,000 received from J.V. Vittoria on April 3, 1997, the Company issued J.V. Vittoria five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share. The Company has claimed an exemption from the registration requirements of the Securities Act of 1933, as amended ('Securities Act') by relying on section 4 (2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving a public offering, and the rules and regulations thereunder.

Item 6:  Exhibits and Reports on Form 8-K

a) Exhibits:

         10.1 (o) Service Agreement dated as of April 3, 1997, between Countdown plc and C.E.C. Radbone

         10.1 (p) Common Stock Purchase Warrant dated as of April 3, 1997, between the Company and J.V. Vittoria

         10.1 (q) Loan Facility Agreement dated as of March 27, 1997, between the Company and J.V. Vittoria

         10.1 (r) Share Pledge Agreement dated as of April 3, 1997 between the Company and J.V. Vittoria

         10.1 (s) Master License Amendment dated as of December 20, 1996, by and among the Company, Transmedia Network, Inc. and TMNI International Incorporated

         10.1 (t) Registration Rights Agreement dated as of April 3, 1997 by and among the Company, Transmedia Europe, Inc. and C.E.C. Radbone

         10.1 (u) Agreement dated December 6, 1996, by and among Transmedia Network, Inc., Transmedia International Incorporated, the Company and Transmedia Asia Pacific, Inc., as amended by Amendment No. 1 thereto dated as of April 1, 1997.

b) Reports on Form 8-K: - A report on Form 8-K was filed on April 18, 1997 regarding the acquisition of 50% of the outstanding capital of Countdown Holdings Limited.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
--------------------------------------------------------------------------------



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.



TRANSMEDIA ASIA PACIFIC, INC.






By /s/ William H. Price
   -------------------------------------------------------
WILLIAM H. PRICE
Chief Financial Officer and Duly Authorised Representative

May 14, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                          Description
-------                        -----------

10.1 (o) Service Agreement dated as of April 3, 1997, between Countdown plc and C.E.C. Radbone

10.1 (p) Common Stock Purchase Warrant dated as of April 3, 1997, between the Company and J.V. Vittoria

10.1 (q) Loan Facility Agreement dated as of March 27, 1997, between the Company and J.V. Vittoria

10.1 (r) Share Pledge Agreement dated as of April 3, 1997 between the Company and J.V. Vittoria

10.1 (s) Master License Amendment dated as of December 20, 1996, by and among the Company, Transmedia Network, Inc. and TMNI International Incorporated

10.1 (t) Registration Rights Agreement dated as of April 3, 1997 by and among the Company, Transmedia Europe, Inc. and C.E.C. Radbone

10.1 (u) Agreement dated December 6, 1996, by and among Transmedia Network, Inc., Transmedia International Incorporated, the Company and Transmedia Asia Pacific, Inc., as amended by Amendment No. 1 thereto dated as of April 1, 1997.

27                Financial Data Schedule