Form 10-Q
period 1997-06-30
TRANSMEDIA ASIA PACIFIC INC
filed 1997-08-19
CIK 925063

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-26368


                        TRANSMEDIA ASIA PACIFIC, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         DELAWARE                                        13-3760219
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                       Identification No.)


      1 HURLINGHAM BUSINESS PARK, SULLIVAN ROAD, LONDON SW6 3DU, ENGLAND
      ------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                           U.K. 011-44-171-610-6776
                       -------------------------------
                       (Registrant's telephone number,
                             including area code)



               11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               -----------------------------------------------
               (Former Address of principal executive offices)

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


The number of Shares outstanding of the issuer's common stock, $.00001 par value, as of August 15, 1997: 15,249,221

                                      INDEX

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES


PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ...............................................................          Pages 1-9
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended and the nine months ended June 30, 1997 (unaudited) and June 30,1996 (unaudited).

Condensed Consolidated Balance Sheets as at:
-  September 30, 1996
-  June 30, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended and the nine months ended June 30, 1997 (unaudited) and June 30,1996 (unaudited).

Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine month period ended June 30, 1997 (unaudited) and the fiscal years ended
September 30, 1995 and 1996.

Notes


ITEM 2 .................................................................        Pages 10-13
Management's Discussion and Analysis of Financial
Condition and Results of Operations



PART II:  OTHER INFORMATION.............................................        Page 14



SIGNATURES .............................................................        Page 15

PART I:  FINANCIAL INFORMATION
ITEM 1

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         Three months       Three months     Nine months         Nine months
                                             ended            ended             ended              ended
                                            June 30,         June 30,          June 30,           June 30,
                                              1996             1997              1996              1997
                                           (unaudited)       (unaudited)      (unaudited)        (unaudited)
                                          ------------      ------------      ------------      ------------
Revenues                                  $    414,160      $    492,046      $  1,256,307      $  1,546,781
Membership fees                                 70,648            48,510           151,498           148,450
                                          ------------      ------------      ------------      ------------

Total revenues and fees                        484,808           540,556         1,407,805         1,695,231

Cost of sales                                 (277,098)         (324,247)         (834,504)       (1,012,283)

                                          ------------      ------------      ------------      ------------

Gross profit                                   207,710           216,309           573,301           682,948

Selling, general and
administrative expenses                       (659,649)         (877,940)       (2,092,640)       (2,542,221)
                                          ------------      ------------      ------------      ------------

Loss from operations                          (451,939)         (661,361)       (1,519,339)       (1,859,273)

Share of losses of affiliated company               --           (38,207)               --           (38,207)

Interest income                                  1,386             4,959            10,041            23,453

Interest expense                                    --           (37,341)               --           (37,341)
                                          ------------      ------------      ------------      ------------

Loss before income taxes                      (450,553)         (732,220)       (1,509,298)       (1,911,368)

Income taxes                                        --                --                --                --
                                          ------------      ------------      ------------      ------------

Net loss                                      (450,553)         (732,220)       (1,509,298)       (1,911,368)
                                          ============      ============      ============      ============


Loss per common share                     $      (0.04)     $      (0.05)     $      (0.12)     $      (0.13)
                                          ============      ============      ============      ============

Weighted average number of
common shares outstanding                   12,469,590        15,249,221        12,469,590        14,347,584
                                          ============      ============      ============      ============


See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                              September 30,    June 30,
                                                                     1996           1997
                                                                              (unaudited)
                                                               ----------     ----------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                  $1,171,305     $  211,461

    Trade accounts receivable                                      66,211         24,054

    Restaurant credits (net of allowance for irrecoverable
    credits of $119,762 at September 30, 1996 and of
    $154,198 at June 30, 1997)                                    636,808        474,963

    Amounts due from related parties (note 2)                      48,857        450,427

    Prepaid expenses and other current assets                     142,127         78,247
                                                               ----------     ----------

TOTAL CURRENT ASSETS                                            2,065,308      1,239,152

NON-CURRENT ASSETS

    Investment in affiliated company (note 4)                          --      2,598,108

    Property and equipment (net of accumulated
    depreciation $77,616 at September 30, 1996 and
    $95,166 at June 30, 1997)                                     143,463        115,631

    Intangible assets, (net of accumulated
    amortization of $245,440 at September 30, 1996
    and $337,480 at June 30, 1997)                              1,596,176      1,504,094

    Other assets (note 5)                                         150,000        142,946
                                                               ----------     ----------

TOTAL ASSETS                                                   $3,954,947     $5,599,931
                                                               ==========     ==========


See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       September 30,      June ,30
                                                                           1996              1997
                                                                                         (unaudited)
                                                                        -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank overdraft                                                      $    40,051      $    10,241
    Trade accounts payable                                                  253,432          252,977
    Deferred membership fee income                                          139,215
                                                                                             161,642
    Accrued liabilities                                                     250,352          351,512
    Amount due to related parties (note 2)                                   93,300        1,250,000
                                                                        -----------      -----------

TOTAL CURRENT LIABILITIES                                               $   776,350      $ 2,026,372
                                                                        -----------      -----------


STOCKHOLDERS' EQUITY

    Preferred stock, $0.01 par value per share
    Authorised 5,000,000 shares; none issued                                     --               --

    Common stock, $0.00001 par value, 95,000,000 shares authorised,
    13,362,447 issued and outstanding at September 30, 1996
    and 15,249,221 at June 30, 1997                                             134              152

    Additional paid in capital                                            7,470,749        9,791,062

    Accumulated deficit                                                  (4,346,196)      (6,257,564)

    Cumulative foreign currency translation
    adjustment                                                               53,910           39,909
                                                                        -----------      -----------

    TOTAL STOCKHOLDERS' EQUITY                                          $ 3,178,597      $ 3,573,559
                                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,954,947      $ 5,599,931
                                                                        ===========      ===========


See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three months    Three months     Nine months      Nine months
                                                           ended          ended            ended            ended
                                                          June 30,        June 30,        June 30,         June 30,
                                                            1996            1997            1996             1997
                                                        (unaudited)     (unaudited)      (unaudited)      (unaudited)
                                                         ---------      -----------      -----------      -----------
Cash flows from operating activities:
    - Net loss                                           $(450,553)     $  (731,733)     $(1,509,298)      (1,910,882)
Adjustment to reconcile net loss
to net cash used in operating activities
    - Depreciation                                           7,932            7,802           22,870           23,793
    - Amortization of intangible assets                     30,680           30,680           92,040           92,040
    - Provision for irrecoverable restaurant credits         8,041            7,872           15,741           34,436
    - Amortisation of deferred compensation                 62,250               --          212,250               --
    - Share of losses of affiliated company                     --           38,207               --           38,207
    - Amortization of goodwill                                  --           46,172               --           46,172
Changes in assets and liabilities:
    - Trade accounts payable                                 9,719           23,612           73,107            9,682
    - Accrued liabilities                                   13,771          115,099           35,411          100,773
    - Restaurant credits                                   (64,462)          (4,698)         (30,618)         101,937
    - Prepaid expenses and other current assets            (40,425)         (19,451)           7,672          106,426
    - Write off of Hawaii option                                --               --               --          150,000
    - Deferred membership fees                             112,244           84,014           56,698           27,995
                                                         ---------      -----------      -----------      -----------
Net cash used in operating activities                     (310,803)        (402,424)      (1,024,127)      (1,179,421)
                                                         ---------      -----------      -----------      -----------
Cash flows from investing activities:
    - Due (to)/from related parties                        226,778         (116,004)         255,329         (496,514)
    - Disposal/(purchase) of  property
      and equipment                                         (8,695)          19,004          (23,499)          (2,147)
    - Purchase of NHS option                                    --               --               --         (142,946)
    - Purchase of Countdown                                     --         (945,650)              --       (1,209,656)
                                                         ---------      -----------      -----------      -----------
Net cash (used in)/provided by investing activities        218,083       (1,042,650)         231,830       (1,851,263)
                                                         ---------      -----------      -----------      -----------
Cash flows from financing activities:
    - Bank overdraft                                        50,840           10,240          (75,308)         (29,811)
    - Net proceeds from issuance
      of common stock                                           --               --               --        1,097,500
    - Loan from related party                                   --        1,000,000               --        1,000,000
                                                         ---------      -----------      -----------      -----------
Net cash (used in)/ provided by financing activities        50,840        1,010,240          (75,308)       2,067,689
                                                         ---------      -----------      -----------      -----------

Effects of foreign currency on cash                         19,620           (6,956)          34,342            3,151

Net decrease in cash and
cash equivalents                                           (20,260)        (441,790)        (833,263)        (959,844)
                                                         ---------      -----------      -----------      -----------
Cash and cash equivalents at
beginning of period                                        130,095          653,251          941,098        1,171,305
                                                         ---------      -----------      -----------      -----------
Cash and cash equivalents
at end of period                                         $ 107,835      $   211,461      $   107,835      $   211,461
                                                         =========      ===========      ===========      ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes to the condensed consolidated financial statements

                  TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                  Number of   Common    Additional      Cumulative      Accumulated      Unearned          Total
                                     shares    stock  paid-in capital    currency         deficit    compensation
                                                                       translation
                                                                        adjustment
                                -----------     ----    -----------    ----------       -----------     ---------     -----------
Balance, September 30, 1994      11,815,790     $118    $ 4,363,109       $   (500)      $  (349,650)    $      --     $ 4,013,077
Issuance of  common stock           673,800        7      2,021,393             --                --      (300,000)      1,721,400
Issue costs                              --       --       (128,744)            --                --            --        (128,744)
Net loss                                 --       --             --             --        (1,990,288)           --      (1,990,288)
Effect of foreign currency
translation                              --       --             --          1,449                --            --           1,449
Treasury stock                      (20,000)      --        (20,000)            --                --            --         (20,000)
Compensation expense                     --       --             --             --                --        87,750          87,750
                                -----------     ----    -----------       --------       -----------     ---------     -----------
Balance, September  30, 1995     12,469,590     $125    $ 6,235,758       $    949       $(2,339,938)    $(212,250)    $ 3,684,644
Issuance of  common stock           892,857        9      1,249,991             --                --            --       1,250,000
Issue costs                              --       --        (15,000)            --                --            --         (15,000)
Net loss                                 --       --             --             --        (2,006,258)           --      (2,006,258)
Effect of foreign currency
translation                              --       --             --         52,961                --            --          52,961
Compensation expense                     --       --             --             --                --       212,250         212,250
                                -----------     ----    -----------       --------       -----------     ---------     -----------
Balance, September  30, 1996     13,362,447     $134    $ 7,470,749       $ 53,910       $(4,346,196)           --     $ 3,178,597
Issuance of  common stock           556,250       18      2,335,313             --                --            --       2,335,331
Issue costs                              --       --        (15,000)            --                --            --         (15,000)
Net loss                                 --       --             --             --        (1,911,368)           --      (1,911,368)
Effect of foreign currency
translation                              --       --             --        (14,001)               --            --         (14,001)
                                -----------     ----    -----------       --------       -----------     ---------     -----------
Balance, June 30, 1997           13,918,697     $152    $ 9,791,062       $ 39,909       $(6,257,564)    $      --     $ 3,573,559
                               ============     ====    ===========       ========       ===========     =========     ===========

See accompanying notes to the condensed consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

      The consolidated balance sheet as of September 30, 1996 was derived from the Company's audited financial statements. The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1996 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months ended and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(b)   Description of business

      Transmedia Asia Pacific, Inc. ("the Company") was incorporated in Delaware on March 10, 1994. The main business activity of Transmedia Asia Pacific, Inc. and its subsidiaries (collectively the "Group") is to make cash advances to restaurants for food and beverage credits from certain participating restaurants which are then recovered as the Company's cardholders utilize their restaurant charge card (see note 1(e)). Presently, the Company's areas of operation are in Australia through its wholly owned subsidiary Transmedia Australia Pty Limited and in New Zealand through its wholly owned subsidiary Transmedia Australasia Ltd .

      The Company has been granted a license (the "Transmedia License") by TMNI International Inc., an affiliate of Transmedia Network Inc. (collectively "Network"), a corporation which is incorporated in the United States of America. The license is to operate a specialized restaurant charge card business in Australia and New Zealand with limited rights to sublicense the Asia Pacific Region. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners II Inc. ("Conestoga"), a corporation which is related to the Company by virtue of the shareholding in Conestoga held by Edward J. Guinan III, currently Chairman of the Board of Directors of the Company (see note 2).

      The Company intends to expand operations in other portions of the licensed territories through wholly-owned subsidiaries, unaffiliated sublicensees and franchisees or through joint ventures. On April 3, 1997, the Company purchased 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). The balance of the outstanding capital stock of Countdown was simultaneously purchased by Transmedia Europe, Inc. on similar terms to the terms of the Company's purchase. The Company's element of the consideration consisted of $820,650 (500,000 pounds sterling) in cash and the issuance of 1,330,524 shares of Common Stock in the Company. In addition, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown. The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum and is collateralized by a pledge of all the Countdown shares purchased by the Company. In connection with the loan, the Company issued the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share.

      As of June 30, 1997, Transmedia Asia Pacific, Inc, has equity interests in the following companies:

      Name                                  Country of  Incorporation          %  Owned
      Transmedia Australia Pty Limited      Australia                             100
      Transmedia Australasia Ltd.           New Zealand                           100
      Countdown Holdings Limited            United Kingdom                         50

(c)   License Cost

      The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1996 or at June 30, 1997.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      The funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilize their restaurant charge card at the respective restaurant. In certain cases, the Company may request a personal guarantee from the owner of a restaurant with respect to the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally, no other forms of collateral or security are obtained from the restaurant owners.

2.    RELATED PARTY TRANSACTIONS

      The net amounts due from/(to) related parties consist of the following:

                                      September 30,        June 30,
                                               1996            1997
                                          ---------     -----------
      E Guinan III                        $      --     $    63,500
      Conestoga Partners Inc.                26,260          26,260
      Transmedia Europe Inc.                (93,300)        336,813
      Paul Harrison                          22,597          23,854
      J V Vittoria                               --      (1,000,000)
      TMNI International Inc. ("TMNI")           --        (250,000)
                                          ---------     -----------
                                          $ (44,443)    $  (799,573)
                                          =========     ===========

      The above loans to related parties are unsecured, non interest bearing, and repayable on demand. The loan received from J V Vittoria is secured on the Company's share of Countdown Holdings Limited, bears interest at a rate of 12% per annum and is repayable on September 27, 1997. The Company issued TMNI a promissory note in the principal amount of $250,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                                           Conestoga            Transmedia
                                         E Guinan III     Partners Inc.         Europe Inc.         P Harrison
                                         ------------     -------------         -----------         ----------
      Balance September 30, 1996          $      --           $26,260          $   (93,300)          $ 22,597
      Additions                             143,250                --            1,115,600              2,901
      Amounts Charged                            --                --             (620,243)                --
      Amounts Collected                     (79,750)               --              (65,244)                --
      Foreign Currency movement                  --                --                   --             (1,644)
                                          ---------           -------          -----------           --------
      Balance June 30, 1997               $  63,500           $26,260          $   336,813           $ 23,854
                                          =========           =======          ===========           ========


                                           J V Vittoria           TMNI
                                           ------------           ----
      Balance September 30, 1996          $        --           $      --
      Loan received                        (1,000,000)                 --
      Promissory note                              --            (250,000)
      Amounts Collected                            --                  --
                                          -----------           ---------
      Balance June 30, 1997               $(1,000,000)          $(250,000)
                                          ===========           =========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.    PROPOSED MERGER

      The Company entered into an Agreement and Plan of Reorganization (the "Agreement"), dated as of February 10, 1997, with Transmedia Europe, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ("Transmedia Europe"), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ("Europe Acquisition"), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ("Asia Acquisition").

      Under the terms of the Agreement, among other things (i) Transmedia Europe will make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A., to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into the Company pursuant to which the Company will be the surviving entity and become a wholly-owned subsidiary of Transmedia Europe and holders of Common Stock of the Company will be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe for each Company share previously owned.

      At the present time the Agreement has expired by its terms. It is possible that the Agreement may be extended in the future.

4.    INVESTMENT IN AFFILIATED COMPANY

      The investment in affiliated company consists of the following:

                                          September 30,            June 30,
                                                  1996                 1997
                                                                (unaudited)
                                            ----------          -----------
      Countdown Holdings Limited

      Cost of investment                    $       --          $ 2,682,487
      Share of losses                               --              (38,207)
      Amortization of goodwill                      --              (46,172)
                                            ----------          -----------
                                            $       --          $ 2,598,108
                                            ==========          ===========

      On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, currently Chairman of the Board of Directors, is the principal shareholder and an officer and a director, assigned the Countdown option agreement at cost to the Company and Transmedia Europe, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

      On April 3, 1997, the Company purchased from Mr C.E.C. Radbone approximately 50% of the outstanding capital stock of Countdown. Countdown, through its wholly-owned operating subsidiary, Countdown Plc, is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by Transmedia Europe on terms similar to the terms of the Company's purchase.

      Aquisition of the 50% interest in Countdown has been accounted for using the purchase accounting method. The cost of acquisition was calculated as $2,682,467 giving rise to goodwill of $2,770,295. Goodwill is amortized over over a 15 year period. The results of operations of Countdown have been included from April 3, 1997.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.    OTHER ASSETS

      The other assets consist of the following:

                                                           September 30,          June 30,
                                                                    1996              1997
                                                                --------          --------
      Investment in option to acquire:
            - Network franchise in the State of Hawaii          $150,000          $     --
            - National Helpline Services Pty Limited                  --           142,946
                                                                --------          --------
                                                                $150,000          $142,946
                                                                ========          ========

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

      In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ("NHS"). Transmedia Asia Pacific, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that the option cost will be offset against the purchase consideration on completion.

6.    CONTINGENT LIABILITY

      The Company did not withhold any amounts from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr Guinan has provided 400,000 shares of the Company's Common Stock and 400,000 shares of Transmedia Europe, Inc.'s Common Stock which have been sold privately realising pound sterling 293,753. The proceeds have been used to purchase a tax certificate against any potential tax liabilities of the Company and Transmedia Europe, Inc.. Any excess proceeds will be first used to repay any loans of Mr Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether the proceeds will be adequate to cover any potential liabilities of the Company.

ITEM 2
TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related disclosures.

The nature of the Company's business is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended June 30, 1997 and 1996 and the nine month periods ended June 30, 1997 and 1996. The success of the Company is dependent upon increasing the number of cardholders ("Company Cardholders") of the Company's card ("The Restaurant Card") and the number of restaurants ("Company Participating Restaurants"), as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners are predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated increase in Company Cardholders is taking considerably longer than was initially anticipated. As of August 8, 1997 the Company had approximately 30,900 Company Cardholders and 334 Company Participating Restaurants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED  JUNE 30, 1996

The Company generated revenues of $492,046 for the three months ended June 30, 1997, an increase of 19% over the comparable 1996 period (27% after deducting for foreign exchange movements). The Company increased its number of Company Cardholders from 9,600 at June 30, 1996 to 29,100 at June 30, 1997 largely as a result of Company Cardholders produced by the Westpac Banking Corp campaign since August 1996. In December 1996 the Company began signing additional Company Cardholders using the Australian company FAI Insurance ("FAI") as a joint marketing partner. This novel arrangement allows a FAI customer, taking The Restaurant Card, to reduce their insurance costs by the 25% saving on food and beverages purchased, net of taxes and service, received from using The Restaurant Card. The Company increased its number of Company Participating Restaurants from 350 at June 30, 1996 to 353 at June 30, 1997. Membership fees for the three months ended June 30, 1997 of $48,510 are significantly lower than the $70,648 reported for the three months ended June 30, 1996. The difference of $22,138 reflects an accounting adjustment in the three month period ended June 30,1996 which related to the nine month period ended June 30, 1996.

Cost of sales amounted to $324,247 for the three months ended June 30, 1997, an increase of 17% over the comparable 1996 period (25% after deducting for foreign exchange movements), this is consistent with the 19% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the advances ("Restaurant Credits") made by the Company to the respective Company Participating Restaurants. Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended June 30, 1997 amounted to $877,940. This exceeded the $659,649 for the three months ended June 30, 1996 by 33% due primarily to goodwill amortization of $46,172 and initial start up costs of $64,201 in relation to the New Zealand operation.

Countdown Holdings Limited ("Countdown") incurred post acquisition losses of approximately $76,414 after revenues of $2,284,454 for the three months ended June 30, 1997. The Company's share of those losses amounted to $38,207. Countdown currently has more than 6 million members and operations in 47 countries around the world. The Countdown card provides a buyers' advantage program which offers a wide range of savings in approximately 80,000 establishments.

The Company earned $4,959 and $1,386 for the three months ended June 30, 1997 and 1996, respectively, from the temporary investment of excess cash funds. Interest payable of $37,341 and $nil for the three months ended June 30, 1997 and 1996, respectively, relates to interest payable on loans from related parties taken out in the period. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognized for the three months ended June 30, 1997.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company incurred a net loss of $732,220 for the three months ended June 30, 1997, an increase of 63% over the comparable 1996 period. This increase is primarily due to a 19% increase in revenues being far outweighed by a 39% in selling, general and administrative expenses as detailed above.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

The Company generated revenues of $1,546,781 for the nine months ended June 30, 1997, an increase of 23% over the comparable 1996 period. The 23% increase in revenues is principally due to the increase in the number of Company Cardholders. Membership fees for the nine months ended June 30, 1997 of $148,450 are lower than the $151,498 reported for 1996 and are as a result of the Company signing up an increased proportion of free membership 20 % Company Cardholders for the nine months ended June 30 , 1997 compared to June 30, 1996.

Cost of sales amounted to $1,012,283 for the nine months ended June 30, 1997, an increase of 21% over the comparable 1996 period, in line with the 23% increase in revenues. Cost of sales are approximately 50% of the gross food and beverages value consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. Selling, general and administrative expenses, consisting primarily of the costs of operations and goodwill amortization, for the nine months ended June 30, 1997 amounted to $2,579,562 representing an increase of 23% over 1996. The increase is primarily due to the write off of the Hawaii option of $150,000 and professional fees of $94,500 incurred through the end of the nine month period for work on the proposed merger with Transmedia Europe, goodwill amortization of $46,172 and initial start up costs of $64,201 relating to the New Zealand operation.

Countdown Holdings Limited incurred post acquisition losses of approximately $76,414 after revenues of $2,284,454 for the three months ended June 30, 1997. The Company's share of those losses amounted to $38,207.

The Company earned $23,453 and $10,041 for the nine months ended June 30, 1997 and 1996, respectively, from the temporary investment of excess cash funds. Interest payable of $37,581 for the nine months ended June 30, 1997 relates to interest payable on loans from related parties. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the nine months ended June 30, 1997.

The Company incurred a net loss of $1,911,368 for the nine months ended June 30, 1997, an increase of 27% over the comparable 1996 period. This increase is due to a 23% increase in revenues being exceeded by a 23% increase in selling, general and administrative expenses and the share of Countdown Holdings Limited's losses for the first time as detailed above.

LIQUIDITY AND CAPITAL RESERVES

As of June 30, 1997, the Company had a working capital deficit of $787,720 and an accumulated deficit since inception of $6,257,564. The Company requires substantial additional funds to move forward with its business plans and to satisfy substantial amounts currently due creditors. At June 30, 1997, approximately $249,000 was currently due creditors, a significant portion of which is well past due. The Company is currently seeking to raise up to $1,250,000 by means of an equity financing, the proceeds of which will be used in connection with the possible acquisition of NHS (see below) and for working capital, including the repayment of a portion of amounts due creditors and royalties under the Transmedia License (see below). Although the Company anticipates that its efforts to raise additional capital will be successful, there can be no assurance with respect thereto.

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

In order to maintain full rights under the Transmedia License the Company was required to commence operations in a country other than Australia and New Zealand by May 25, 1997. The Company was not be able to comply with this requirement. The Company has negotiated with Network a time extension of this requirement to September 30, 1998.

In October 1996, the Company made an initial investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services Pty Limited ("NHS"). NHS is an Australian business based in Sydney which operates an innovative telephone helpline and medical evacuation business. Its main clients are businesses in the financial services sector who are seeking to augment the package offered to their customers. As of December, 1996, NHS had approximately 4 million members in Australia. Transmedia Europe, Inc. acquired an option, on identical terms to the Company, over the remaining 50% share capital of NHS. A further $8,205 for NHS-related legal fees has been capitalised within the investment cost of the NHS option during the three months ended March 31, 1997. Although the 6 month option has expired, the Company is currently in ongoing negotiations with the NHS management to acquire 50% of that company. The Company currently believes that if the acquisition occurs the option cost will be offset against the purchase consideration.

On April 3, 1997, the Company purchased from Mr C.E.C. Radbone approximately 50% of the outstanding capital stock of Countdown. Countdown, through its wholly-owned operating subsidiary, Countdown Plc, is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by Transmedia Europe, Inc. ("Transmedia Europe") on terms similar to the terms of the Company's purchase.

In payment of the purchase price, the Company issued 1,330,524 shares of its common stock, $0.00001 par value per share ("Common Stock") and paid pound sterling 500,000 (approximate U.S. Dollar equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr Radbone an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.9019 per share.

The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan matures on September 27, 1997, bears interest at the rate of 12% per annum, and is collateralized by a pledge of all of the shares purchased by the Company from Mr Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share.

In connection with the acquisition, the Company and Transmedia Asia each agreed to pay $125,000 in cash to TMNI and each agreed to issue TMNI a promissory note in the principal amount of $250,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into common stock of the issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant charge card business.

Due to the shortage of funds, the Company has failed to pay approximately $31,000 in royalties owing under the Transmedia License. The Company is in discussions regarding an extension of the time for payment. Failure to pay such royalties could result in the loss of the Transmedia License in all licensed territories, including the United Kingdom.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the investments above, there were cash inflows from related parties of $116,004 and outflows to related parties of $226,778 for the three months ended June 30, 1997 and 1996, respectively. There were cash inflows from related parties of $496,514 and outflows to related parties of $255,329 for the nine months ended June 30, 1997 and 1996, respectively. On March 27, 1997 International Advance, Inc., a company of which Edward J Guinan III, Chairman of the Company, is the principal shareholder and an officer and director , assigned the Countdown option agreement at cost to the Company and Transmedia Europe, Inc. for a consideration of approximately $205,000 (125,000 sterling) each and related legal costs of $59,006 each.

Net cash used in operating activities for the three months ended June 30, 1997 and 1996 was $402,424 and $310,803, respectively, and for the nine months ended June 30, 1997 and 1996 was $1,179,421 and $1,024,127, respectively, mainly resulting from the net loss for the relevant periods. Of these amounts $4,698 and $64,462 represent the net cash outflow for the three months ended June 30, 1997 and 1996, respectively, and $101,937 represents the net cash inflow and $30,618 represents the net cash outflow for the nine months ended June 30, 1997 and 1996, respectively, for advances to Company Participating Restaurants. The Company continues to improve returns from Company Participating Restaurants by tighter control of restaurant advances. The cash outflows were funded by the 1995 and 1996 issues of Common Stock and the loan received from a director and stockholder of the Company in April 1997.

The cash resources of the Company will be used to provide Restaurant Credits to Company Participating Restaurants in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, The Philippines and India (the "Licensed Territories"), and to pay for general and administrative expenses, including officers' compensation and compensation to independent sales consultants for the recruitment of Company Participating Restaurants, and Company Cardholders.

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

The Company has not made any significant capital commitments other than the commitments made under the Transmedia License and in connection with the possible acquisition of an interest in NHS. The Company does not have an immediate plan to make other significant capital commitments related to the operation of its business in Australia or New Zealand.

The Company entered into an Agreement and plan of Reorganization (the "Agreement"), dated as of February 10, 1997, with Transmedia Europe, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ("Transmedia Europe"), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ("Europe Acquisition"), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ("Asia Acquisition"). Under the terms of the Agreement, among other things (i) Transmedia Europe will make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A., to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition will merge with and into the Company pursuant to which the Company will be the surviving entity and become a wholly-owned subsidiary of Transmedia Europe and stockholders of Common Stock of the Company will be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe. At this time the Agreement has expired without being completed. There is no assurance when or if a merger will be affected nor as to the terms of any such merger.


The Company did not withhold any amounts from Edward J Guinan III's remuneration with respect to either U.S. or U.K. taxes through March 31, 1997. Such treatment was used pending resolution by Edward J Guinan III of his tax residence. Mr Guinan has provided 400,000 shares of the Company's Common Stock and 400,000 shares of Transmedia Europe, Inc.'s Common Stock which have been sold privately realising pound sterling 293,753. The proceeds have been used to purchase a tax certificate against any potential tax liabilities of the Company and Transmedia Europe, Inc.. Any excess proceeds will be first used to repay any loans of Mr Guinan and his affiliates with the balance of the proceeds to be paid to him. There can be no assurance as to whether the proceeds will be adequate to cover any potential liabilities of the Company.


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

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES


PART II:  OTHER INFORMATION

Item 5  Other Information

In July 1997, Mr Edward Guinan III was elected Chairman of the Board of Directors of the Company and Mr Paul Harrison succeeded to the offices of President, Chief Executive Officer and Treasurer/Chief Financial Officer. Mr Harrison is acting as the Company's principal financial officer pending the hiring of a new Chief Financial Officer.

Item 6:  Exhibits and Reports on Form 8-K

a) Exhibits:

      10.1(v) Master License Amendment dated as of May 15, 1997, by and between TMNI International Incorporated and the Company

b) Reports on Form 8-K: - An amendment to report on Form 8-K was filed on June 16, 1997 regarding the acquisition of 50% of the outstanding capital of Countdown Holdings Limited.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.



TRANSMEDIA ASIA PACIFIC, INC.








By /s/ Paul L. Harrison
-----------------------
PAUL L. HARRISON
Chief Executive Officer and Duly Authorised Representative

August 15, 1997

                                EXHIBIT INDEX

Exhibit No.            Description

 10.1.(v) Master License Amendment dated as of May 15, 1997, by and between TMNI International Incorporated and the Company.