Form 10-K405
period 1997-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1998-01-23
CIK 925063

                              FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES  EXCHANGE ACT OF 1934


For the fiscal year ended     SEPTEMBER 30, 1997
                          ------------------------------
                                          OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                ------------------      ----------------------

                               Commission file number       0-26368
                                                           ---------

                            TRANSMEDIA ASIA PACIFIC, INC.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

        DELAWARE                                           13-3760219
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization                          Identification No.)

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

Title of each class                                   Name of each exchange
-------------------                                    on which registered
                                                      ---------------------

     NONE                                                      NONE

        Securities registered pursuant to Section 12 (g) of the Act:

                   COMMON STOCK, PAR VALUE $.00001 PER SHARE
                   -----------------------------------------
                                 (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes /  /      No  / X /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 12, 1998 was $21,806,070 based upon the closing sale price of a share of Common Stock on that date.

The number of shares outstanding of the Registrant's Common Stock, as of January 12, 1998 was 15,249,000.
DOCUMENTS INCORPORATED BY REFERENCE:

                                                Location in Form 10-K in which
      Document                                      Document is Incorporated
      --------                                  ------------------------------
Registrant's Proxy Statement                                Part III
  relating to the 1998
Annual Meeting of Stockholders

                                        PART I

Item 1 - Business

Background

     Transmedia Asia Pacific, Inc. ("TMAP" or "the Company") is a Delaware corporation which was formed in March 1994 and began business operations in Sydney, Australia in November 1994. On May 2, 1994 the Company acquired from Conestoga Partners II Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network") an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a discount restaurant charge card business in essentially all the countries in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories"). As used in this report, the term "Company" includes Transmedia Asia Pacific Inc. and its subsidiaries unless otherwise indicated.

     Corporate Development

     For some time, the management of both the Company and Transmedia Europe Inc., a company which shares common directors, officers and stockholders with the Company, has been questioning the need to maintain two separate corporate entities. This dual structure was a direct result of the timing difference in obtaining the original licenses for the respective territories. By the beginning of 1997, management felt that keeping the corporate structures distinct and separate was no longer advantageous to shareholders and therefore announced its intention to merge the two companies.

     Management's motivation for initiating this step was driven by several factors including, among other things, to reduce the confusion of having two separate stock quotes for essentially the same businesses operating in different geographical regions; to lower central overhead and to increase operating efficiency; and to formalise the existing commonality of management. The proposed merger is subject to approval of the respective Boards, issuance of fairness opinions by independent investment advisers and approval by shareholders of both companies. Management has already announced that at such time as the companies are merged, that the merged entity will be operated under the name MemberTek International Inc.

     Corporate Expansion

     Following a review of the Company's operations, management identified the opportunity to broaden the base of the businesses in order to exploit the rapidly growing member benefit services industry. While the Transmedia program provided the core business operating as an international discount dining charge card, management has already identified other businesses which, upon acquisition, would significantly increase the Group's product range, and in doing so, provide a wider base upon which to build future growth. This change of emphasis was initiated with the identification and subsequent acquisition of Countdown Holdings Limited.

     Countdown

     In April 1997, the Company acquired a 50% interest in Countdown Holdings Limited ("Countdown"), an international provider of membership discount services. The remaining 50% interest in Countdown was simultaneously purchased by Transmedia Europe Inc. ("TME"), a company which shares common directors, officers and stockholders with the Company. See "-Countdown Business". TME effectively controls the operations of Countdown and, as such, Countdown's operations are accounted for on the equity method in the financial statements of the Company included herein.

     The Countdown business of the Company ("Countdown") consists of arranging discount privileges with major suppliers of goods and services offering lifestyle benefits to consumers, and of distributing access to those discount privileges to consumers through selling memberships in the Countdown card. Countdown sells these memberships to consumers individually, as well as through affiliation with various groups (unions, professional organisations, etc.). These discount privileges include household goods and supplies, clothing, and leisure goods and services. Countdown has approximately 6,500,000 members, with over 100,000 accepting merchants in 47 countries. Countdown also sells vouchers to consumers. These vouchers are sold at a discount to the face value of the voucher, typically of 5 -10%, and are redeemable by consumers, at their face value, in connection with purchases similar to those described above, at accepting merchants.

     Nationwide Helpline Services

     On December 2, 1997, a newly formed company owned equally by the Company and TME indirectly purchased, through a wholly owned subsidiary, Transmedia Australia Holdings Pty Limited, 51% of the business and assets of Nationwide Helpline Services Pty Limited ("NHS"), an Australian company which, among other things, provides benefit packages to organizations with large customer bases such as banks and insurance companies. See "- NHS Acquisition." The operations of NHS are effectively controlled by the Company. At this time Transmedia Asia Pacific also acquired an option to purchase the 49% balance of NHS's business and assets.

     NHS is Australasia's leading provider of telephone helpline and lifestyle benefits, with a product range that includes advice lines on legal, tax, accounting, medical and home emergency issues, as well as the sale of travel products such as insurance, airline tickets and holiday packages. In addition, through a subsidiary called IMAN, the Company provides international medical case management and repatriation services to a number of major insurance corporations. NHS has approximately 5 million members.

     NHS's services are sold primarily on a wholesale basis to a wide range of major corporations who typically brand the services under their own name, thereby providing additional benefits to their own customer base. Management believes that the acquisition of NHS is another important development in its stated strategy to broaden its range of member benefit services.

Transmedia Business Activities

     The restaurant card business of the Company is the exploitation of the rights acquired under the License Agreement. The Company advances money to restaurants selected by it which agree to become participating restaurants ("Company Participating Restaurants"). The Company recovers its advances ("Restaurant Credits") from food and beverages purchased net of taxes and service ("Food and Beverage Credits") from Company Participating Restaurants, by accepted cardholders ("Company Cardholders") who complete applications to become holders of the restaurant card ("The Restaurant Card") offered by the Company. The Company keeps a current record of the amount of Food and Beverage Credits outstanding at each Company Participating Restaurant. As food and beverages are consumed by Company Cardholders at Company Participating Restaurants by such Company Cardholders charging the retail price of such food and beverages with The Restaurant Card, the Food and Beverage Credits outstanding are reduced and the Restaurant Credits outstanding are also reduced by one-half of such Food and Beverage Credits used.

     The Company Cardholder receives on each purchase a credit equal to 25% of the Food and Beverage credits used. The Company Participating Restaurant is paid its taxes and service by the Company from a portion of the proceeds received by the Company from the payment by a Company Cardholder of the amount charged on The Restaurant Card. The Company retains the balance which reduces the Restaurant Credits by 50% of the Food and Beverage Credit used. The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 2.5% of Food and Beverage Credits used as sales commissions.

     The Restaurant Card is a discount restaurant charge card used by a Company Cardholder in lieu of a major credit card to charge food and beverages purchased at a Company Participating Restaurant. The Restaurant Card charges are transferred to the major credit card used by the Company Cardholder as listed in the Restaurant Card application. The full amount of the charge is listed on the major credit card bill along with a separate credit equal to 25% of the cost of food and beverages at a Company Participating Restaurant (excluding taxes and service). As at December 31, 1997, the Company had approximately 269 Company Participating Restaurants and approximately 37,300 Company Cardholders. The Company is currently operating in Australia and New Zealand, and plans in the future to develop the License within the Licensed Territories directly, through subsidiaries, and through the sale of sub-licenses and franchises to others. In connection with this business, the Company will receive revenue from (a) the difference between the amount of its Restaurant Credits to Company Participating Restaurants and Food and Beverage Credits used at Company Participating Restaurants by Company Cardholders, net of the 25% discount to Company Cardholders, the Network royalty and sales commissions, (b) annual membership fees and renewal fees of Company Cardholders, and (c) sub-license and franchise fees when and if received by the Company from future franchises and sub-licenses, net of minimum up-front payments to Network with regard to such franchises and licenses.

     The Company launched The Restaurant Card in Sydney, Australia through a promotional campaign with the SYDNEY MORNING HERALD in November 1994. In September 1995, the Company launched in Melbourne, Australia with THE AGE newspaper. More recently, the Company has launched in Brisbane and the Gold Coast, Australia. The Company is in the process of developing additional campaigns to attract new Company Cardholders.

     Network, from whose affiliate, TMNI, the License was granted and on whose business the Company's operations are modeled, is a publicly traded company operating in the United States both directly and through licensees and franchisees. Under the License the Company is authorised to engage in business within the Licensed Territories in the same manner as Network operates in the United States, except that under the License Agreement the Company must pay certain royalties to Network based both on operations and the sale of license rights and must get the approval of Network for certain changes in key executives and principal shareholdings. Company Cardholders and Cardholders of Network and its franchisees are able to use The Restaurant Card to purchase meals in all territories covered by the Company, Network and its franchisees. The Company will realise all financial benefits from meals consumed within the Licensed Territories and no financial benefit from meals consumed outside of the Licensed Territories.

     Network was issued 590,790 shares of Common Stock of the Company, as partial consideration for the sale of the License to the Company, and has the right to designate one director of the Company. There is not currently a director that has been designated by Network.

     Transmedia Europe Inc., ("TME"), of which Edward J. Guinan III, Chairman of the Board of Directors is the principal shareholder, owns an equivalent license from TMNI covering all the countries in Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics. TME commenced operations in the United Kingdom in January 1994 and has obtained approximately 52,000 cardholders since its launch.

Transaction Illustration

     The following is a descriptive illustration of a hypothetical transaction by a Company Cardholder at a Company Participating Restaurant.

     The Company, through a commissioned sales representative, recruits Restaurant A, a full service restaurant operating in Sydney, as a Company Participating Restaurant. The Company grants Restaurant Credits in the amount of $3,000 (Aus.) which entitles the Company to collect the proceeds from $6,000 (Aus.) of Food and Beverage Credits charged by Company Cardholders on The Restaurant Card at Restaurant A. John Smith, a Company Cardholder, enjoys a meal at Restaurant A and pays the $100 (Aus.) check (consisting of $80 (Aus.) for food and beverages and $20 (Aus.) for taxes and service) with The Restaurant Card. Mr Smith presents The Restaurant Card. Restaurant A delivers The Restaurant Card receipt for Mr Smith's meal to the Company for processing through the Major Credit Card Account designated by Mr Smith in The Restaurant Card application and for payment. The Company utilizes $80 (Aus.) of Restaurant A's Food and Beverage Credits (for which it has made Restaurant Credits of $40 (Aus.)) and reduces the Restaurant Credits due to it from Restaurant A by $40 (Aus.). The Company then submits a credit to Mr Smith's Major Credit Card Account in the amount of $20 (Aus.) (representing 25% of the $80 (Aus.) of food and beverages consumed). Upon receipt of The Restaurant Card receipt of Mr Smith of $100 (Aus.), the Company forwards $20 (Aus.) of this amount (representing the tax and service portion of Mr Smith's meal check) to Restaurant A. The Company forwards $1.60 (Aus.) as a royalty to Network (2% of the $80 (Aus.) of Food and Beverage Credits used) and keeps $58.40 (Aus.). This compares with Restaurant Credits made by the Company of $40 (Aus.) to Restaurant A and the $80 (Aus.) of Food and Beverage Credits utilized in providing Mr Smith his meal. The Company is responsible for paying the commissions of its sales representatives which are currently 5% of Food and Beverage Credits used.

     The allocation of the hypothetical $100 (Aus.) check can be summarized as follows:

     Name              Amount Received    Nature of Allocation
     Mr Smith          $20 (Aus.)         25% of food and beverage charges
                                          (exclusive of tip and taxes
                                          credited to his Major Credit Card
                                          account.

     Restaurant A      $20 (Aus.)         Payment of service and taxes.

     Restaurant A      -0-                The Restaurant Credits due to the
                                          Company by Restaurant A are reduced
                                          by $40 (Aus.).

     Network           $1.60 (Aus.)       A royalty fee of 2% of the $80
                                          (Aus.) of Food and Beverage Credits
     used is payable to                   Network.

     The Company       $58.40 (Aus)       This represents a reduction of
                                          Restaurant Credits by $40 (Aus.)
                                          plus $18.40 (Aus.) of gross profit.
                                          From this amount a sales
                                          representative of the Company will
                                          typically receive a commission of
                                          3.75% of Food and Beverage Credits
                                          used or in this example $3 (Aus.).

Countdown Business

     On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England ("Countdown"). Countdown, through its wholly-owned subsidiary, Countdown plc, is an international provider of membership discount services, offering lifestyle benefits and discounted purchases of merchandise and services, to approximately 6,500,000 cardholders distributed throughout the United Kingdom, with nearly 100,000 accepting merchants in 47 countries. The transaction ("the Acquisition") was consummated pursuant to an Acquisition Agreement dated as of April 3 1997 ("the Acquisition Agreement") among the Company, C.E.C. Radbone and TME.

     In payment of the purchase price, the Company issued 1,330,524 shares (the "Radbone Shares") of its common stock, $.00001 par value per share ("Common Stock"), 277,193 options to purchase shares at $0.90 each, and paid UK pounds 500,000 (approximate U.S. Dollar equivalent as of April
     3, 1997 was $800,000) in cash. In addition, the Company granted Mr. Radbone piggyback and demand registration rights with respect to the Radbone Shares. In accordance with the Acquisition agreement, the balance of the outstanding capital stock of Countdown was simultaneously purchased by TME on terms similar to the terms of the Company's purchase.

     The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan was originally scheduled to mature on September 27, 1997, bears interest at a rate of 12% per annum, and has been renewed by agreement between Edward J. Guinan III, Chairman of the Board, and the director. The repayment period of the loan has not been stipulated and it continues to bear interest at 12% per annum. It is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share and granted piggyback registration rights with respect to such shares.

     Contemporaneously with the Acquisition, Countdown entered into an employment agreement with Mr. Radbone pursuant to which Mr. Radbone was employed as Managing Director of Countdown. Upon consummation of the acquisition, Mr Radbone was elected a director of the Company, and Messrs. Edward J. Guinan III and Paul Harrison were elected directors of Countdown and Countdown Plc. On January 16, 1998, Mr. C.E.C. Radbone, a director of the Company, resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown plc, a subsidiary of the Company, was cancelled. Mr. Radbone held 1,200,000 shares of Common Stock of the Company and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares at a value of $1 per share. The consideration for this option is $500,000 payable in shares of the Company.

     In connection with the Acquisition, the Company and Transmedia Europe each agreed to pay $125,000 in cash to TMNI International Incorporated ("TMNI") and both issued to TMNI a joint promissory note in the principal amount of $500,000 with a combined liability, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory notes are convertible at the holder's option into Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant charge card business. The transaction was described in more detail in the form 8-K filed at the time of the transaction, reference to which is incorporated herein.

NHS Acquisition

     On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a newly-formed company owned equally by the Company and Transmedia Europe Inc., indirectly through NHS Australia Pty Limited, purchased in simultaneous transactions 51% of Nationwide Helpline Services Pty Limited, an Australian company ("NHS"). The total purchase price for the transaction (including a deposit of Aus.$ 345,000 = $226,974) is approximately Aus. $10,000,000 ($6,578,950), Aus.
     $4,000,000 ($2,631,578) of which represents sign-on fees for certain principals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash and 500,000 shares of the common stock of the Company and its affiliate Transmedia Europe Inc. The second tranche (Aus. $2,842,540 ($1,870,092)) is payable on January 31,1998 (which date may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum). The sign on fees are payable one half on January 31, 1998 and the balance on June 30, 1998 (subject to extension of each installment (with the exception of a portion of the first installment) by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum). Transmedia Australia also acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus. $2,497,655 ($1,643,194) (less potential reductions). The option is exercisable at any time through June 30,1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration. NHS is a provider of benefit packages for organizations with large customer bases such as banks and insurance companies. For a more detailed discussion of the terms of this transaction, reference is made to the Company's current report on Form 8-K dated December 2, 1997, which is incorporated by this reference herein.

Employees

     As of December 29, 1997, the Company employed 62 persons, none of whom are affiliated with a union. The Company believes that its relationship with its employees is good.

Competition

     The charge card business, including the discount restaurant card business, is highly competitive, both internationally and in Australia. The Company competes to enrol Company Participating Restaurants and Company Cardholders against other discount programs. Competitors include discount programs offered by major credit card companies such as American Express, Visa, Mastercard and Diners Club. Moreover, other companies offer different kinds of discount marketing programs. For example, Hilton International, an international hotel management company and hotel owner, provides two-for-one dining offers in its restaurants. Many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

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

     The Countdown membership benefit program, with over 6,500,000 cardholders in the United Kingdom and over 100,000 accepting merchants, provides a core of business activity upon which the Company intends to build a more diversified benefits program.

Government Regulation

     The Company believes that it possesses all governmental permits or licenses necessary to operate in Australia and the remainder of the Licensed Territories, but has not inquired yet as to whether or not any permits may be required in the rest of the Licensed Territories.

Important Factors Regarding Forward Looking Statements and Other Risks

     Certain statements in this Report under the captions "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans," "intends," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Limited Operating History, Accumulated Deficit, No Assurance of Profitability

     The Company's operations are subject to all the risks inherent in rapidly growing business enterprises, including limited capital, delays, uncertain markets and competition. The Company began conducting business operations in the Fall of 1994 in Sydney, Australia. The operations of the Company have produced losses which have continued through the date hereof. As of September 30, 1997, the Company's accumulated deficit since inception was $7,376,641 and the Company's net loss for the fiscal year then ended was $3,030,445. There can be no assurance that the Company will ever achieve profitable operations. The likelihood that the Company will succeed in the member discount business must be considered in light of general economic conditions and the difficulties, expenses and delays experienced. The economic conditions which exist in Australia in particular should be considered. There can be no assurance that the Company will succeed in its business in such an environment or that an improving economic environment will not adversely affect such business.

     Management also estimates that an amount of approximately $1,000,000 will be required in the period to April 30, 1998 to complete the funding of Nationwide Helpline Services Pty Limited, as well as other acquisitions currently under consideration. In the event that management is not successful, or only partially successful in raising this sum of $5,500,000, it may have to curtail its acquisition program, with the possible loss of deposits or payments made on account of approximately $1,950,000.

     Whilst management accepts and acknowledges that there is no guarantee that the plans referred to directly above will be entirely successful, based upon management's experience of the capital markets, and their contacts within those markets, management remains reasonably confident that sufficient funds will become available to enable the Company to operate for the foreseeable future. Accordingly, the financial statements are prepared on a going concern basis and do not include any adjustments which may be necessary if such a basis was not appropriate. In addition, the Company's independent auditors have included an explanatory paragraph in their Report, stating that the Company's ability to continue to fund its losses, as well as provide capital for the acquisition program, will depend on its ability to continue selling equity securities and effecting the exercising of warrants.

     License Obligations

     The Company is required to operate its restaurant charge card business in accordance with the requirements and specifications established by the License Agreement. The License Agreement also establishes minimum development requirements for procuring new Company Participating Restaurants and renewals and new Company Cardholders and renewals. The failure of the Company to satisfy these requirements could result in the termination of the License. In addition, the failure to establish operations in countries other than Australia and New Zealand, prior to specified times may result in loss of rights granted under the License for the Licensed Territories other than Australia. Moreover, the failure to operate the Company's business or a sub-licensee's business successfully in any location in the Licensed Territories will result in the loss of the License with respect to such location.

     Need for Additional Financing

     The Company requires substantial additional funds to move forward with its business plans, including completion of the acquisition of Nationwide Helpline Services Pty Limited, and other possible acquisitions, and in satisfaction of existing creditors and for the provision of working capital, until such time, if ever, that the operations of the Company are profitable. The Company has no available lines of credit at the present time. No assurance can be given that the Company will be successful in obtaining additional financing. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders. Failure to obtain additional financing will have a material adverse effect on the Company and could force the Company to curtail operations and/or lose rights and deposits with respect to uncompleted acquisitions and existing licenses.

     Impact of Nasdaq Listing on Marketability of Securities

     The National Association of Securities Dealers, Inc. ("NASD") has rules which establish criteria for the initial and continued listing of securities on Nasdaq SmallCap Market ("Nasdaq"). Under the rules which will be supplied in February 1998 for continued listing on Nasdaq, a company must maintain at least $2,000,000 in net tangible assets, and a minimum bid price of $1 per share, and adhere to certain corporate governance provisions.

     During the 1997 fiscal year the Company was notified by Nasdaq that the bid price of the Company's Common Stock had fallen below the $1 minimum level. Within the time allowed by Nasdaq, the Company was able to meet the necessary requirements.

     While the Company's Common Stock is currently listed on Nasdaq, the Company might not be able to maintain the standards for continued listing in the future and the listed securities could, at such time, become subject to delisting from Nasdaq. If the Common Stock is delisted in the future, trading in the Common Stock could be conducted on the NASD Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets". If this occurs, an investor will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock and it could have an adverse effect on the coverage of news concerning the Company. In addition, if the Common Stock is not listed, the Common Stock would be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell the Common Stock to persons other than established customers and accredited investors (accredited investors are generally persons having net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale, as well as disclosing certain information concerning the risks of purchasing low-priced securities on the market for such securities. Consequently the delisting would adversely affect the ability of broker-dealers to sell the Common Stock and the ability of purchasers in the Offering to sell the Common Stock in the secondary market and would make subsequent financing more difficult.

     Restaurant Card Risk

     The restaurant business is marked by a large number of business failures, many of which occur in the first year of operation. The Company believes that current industry financial conditions, especially in Australia and New Zealand, may be worse than historical experience. The Company plans to determine the viability of prospective Company Participating restaurants in the Licensed Territories through credit checks, business viability analysis and on-site visits. The Restaurant Credits made to Company Participating Restaurants in the Licensed Territories will be repaid by the Company Cardholders charging their meals on The Restaurant Card on the basis of reducing the Restaurant Credits at a rate of 50% of the Food and Beverage Credits used. The Company will bear the credit risk that such Company Participating Restaurants may fail before the Restaurant Credits are so repaid. While the closing of any one such Company Participating restaurant would not be likely to have a material effect on the Company's business, the closing of Company Participating restaurants in the Licensed Territories with substantial outstanding Restaurant Credits would have a material adverse effect on the Company's business.

                                        -10

     Market Acceptance

     Although the market for charge cards in general is very mature, the market for restaurant-specific charge cards is relatively undeveloped. The Company's success also will depend in large part upon the Company's ability to recruit and retain Company Participating Restaurants and Company Cardholders. The Company began to recruit Participating Restaurants and Company Cardholders in Australia in the Fall of 1994. While the Company expects that it will benefit from the use of The Restaurant Card in the Licensed Territories by Network Cardholders, the Company's success will depend primarily upon the number of Company Cardholders that are recruited in the Licensed Territories, and the level of usage of The Restaurant Card in the Licensed Territories. The Company is offering a product that is new in the marketplace in each of the Licensed Territories and faces all the risks and uncertainties attendant to offering such a product. There can be no assurance that the Company will be able to procure the number of Company Cardholders, Company Participating Restaurants and renewals thereof in the Licensed Territories that will be required for it to fund the development and expansion of its business or to meet its minimum development requirements under the License. Failure to do so could result in the termination of the License.

     Competition

     The charge card business, including the discount restaurant charge card business, is highly competitive and the Company will be competing for both restaurants and cardholders. Competitors of the Company will include discount programs offered by major credit card companies and other companies that offer a wide variety of discount marketing programs. Some competitors make their discount charge cards available for a variety of purchases, for example, travel, hotels and restaurants. If the revenues from the Company's operations are insufficient to permit the Company to match promotional campaigns of competitors, the number of Company Cardholders and Company Participating Restaurants in the Licensed Territories may decline, with a resulting material adverse effect on the Company's financial condition. Many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with these companies or that these companies will not successfully adopt marketing and operating strategies similar to those used to promote the business of the Company and Network.

     Dependence Upon Network

     The Company's Restaurant Card business is dependent upon Network for consumer goodwill and name recognition. Any material adverse condition suffered by Network may have a material adverse effect on the Company. The Company's operations could be adversely affected by negative developments or adverse publicity involving Network or its franchisees, or sublicensees. In addition, there can be no assurance that the working relationships that have been established between the Company and Network would not be negatively impacted by any future changes in control of Network. The Company is also dependent on Network for protection of TRANSMEDIA -Registered Trademark- trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories. Network has the right, but not the obligation, to institute action against persons who infringe upon or misappropriate any of the licensed marks. If Network chooses not to take any such action, the Company may not take action.

     Dependence Upon Use of Charge Card Accounts

     The success of the Company is dependent, in part, upon its ability to use recognized charge cards for collecting billing charges on The Restaurant Card in the Licensed Territories. The Company has recently entered into a clearing agreement with Westpac Banking Corporation Pty Limited, with respect to the processing of charges by Company Cardholders on The Restaurant Card, allowing charges by Company Cardholders on The Restaurant Card to be charged to a Visa -Registered Trademark-, Mastercard -Registered Trademark- or Delta -Registered Trademark- account of the Company Cardholder. There can be no assurance that the Company will be able to establish the necessary relationships with processing banks or charge card companies in other portions of the Licensed Territories, or continue or renew the existing arrangements with Westpac Banking Corporation Pty Limited, or any other that it may establish. Depending on a variety of factors, the termination of the Company's relationship with any charge card company or processing agent could have a material effect on the Company's operations and business.

     Operations Abroad

     The Company's Transmedia restaurant card business, as well as the business of Countdown and NHS are conducted abroad. As such the Company's revenue and earnings, which are expressed in United States Dollars, will be subject to the risks of currency exchange to the extent of currency fluctuations between the United States Dollar and other currencies in which the company transacts its business.

     Although the Company plans to operate its business in the Licensed Territories in a manner that is similar to Network's business in the United States, some practices have been modified for local tax and other considerations. In certain situations, the Company may be obligated to pay amounts to Network in predetermined United States dollars even though revenues will be paid to the Company in foreign currency. Therefore, fluctuations in currency could have an adverse effect on the Company's profit margins. The Company presently does not intend to engage in currency swaps or other similar hedging contracts to offset possible losses, but may consider such activities in the future. In addition, limitations on the transfer of funds from locations in the Licensed Territories, and unfavourable economic or political developments in the Licensed Territories, could have an adverse effect on the Company's operations or its ability to exploit the License.

     Dependence on Management

     The success of the Company will be dependent on the abilities and efforts of Mr. Guinan, Chairman of the Board of Directors of the Company. Any incapacity or inability of Mr. Guinan to perform such functions would have a material adverse effect on the Company. In the event of death or incapacity of Mr. Guinan, Network has the right to approve his proposed replacement. There is no guarantee that Network will approve any such replacement. The Company has no key man life insurance on the life of Mr. Guinan. The success of the Company will also be dependent upon its ability to hire additional managerial, administrative, systems, sales and marketing personnel. Mr. Guinan is a United States citizen who has the Right to Remain in the United Kingdom.

     Voting Control

     Mr. Guinan is the largest owner of the Company's Common Stock. Mr. Guinan and the Company's management have the ability to control the outcome of substantially all issues submitted to the Company's Board of Directors or stockholders and an investor will be dependent upon the capabilities and judgement of the Company's management. Moreover, concentration of effective voting control could serve to perpetuate current management and could make the Company less attractive to potential acquirors.

     Guarantee of Sublicenses and Franchise Obligations.

     Under the License Agreement the Company has guaranteed the payment of all amounts owed by its sublicensees and/or franchisees to Network. In the event that such sublicensees and/or franchisees fail to make any payment to Network, the Company could suffer substantial losses from the payment of such amounts to Network.

     Restaurant Card Renewals

     Most of The Restaurant Cards issued by the Company provide for the waiver of the annual fee for six months. There is no assurance as to the number of holders who will elect not to renew based upon the requirements to pay an annual fee.

     Government Regulation

     The Company believes that it possesses all governmental permits or licenses necessary to operate in Australia and New Zealand. However, it does not possess any governmental permits or licenses for other portions of the Licensed Territories, and has not inquired yet whether any permits or licenses will be required. In the event permits or licenses are necessary for the conduct of the Company's business in other portions of the Licensed Territories, or additional licenses or permits are required in respect of operations in Australia and New Zealand, there is no guarantee that the Company will be able to procure them, the failure of which could have a material adverse effect on the Company's ability to operate or expand its operations in the Licensed Territories.

     No Dividends on Common Stock

     Since its inception, the Company has not paid any dividends on its Common Stock. The Company intends to retain future earnings, if any, to provide funds for the operation of its business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the reasonably foreseeable future. See "Dividend Policy".

     Delaware Anti-Takeover Law

     The Company is governed by the provisions of Section 203 of the General Corporation law of the State of Delaware. In general, this law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner. A "business combination" is defined to include mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An "interested stockholder" is defined as a person who, together with affiliates and associates, owns (or within the prior three years, did own) 15 per cent or more of the corporation's voting stock.

Item 2 - Properties

     The Company leases office space of approximately 4,400 square feet. The lease expires in September, 1999, at a net rental of approximately Aus. $65,000 ($47,000) per annum. The lease is renewable by mutual consent according to normal terms and provisions applicable in the area.

Item 3 - Legal Proceedings

     There are currently no legal proceedings involving the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 1997, no matters were submitted to a vote of the security holders.

                                    PART II

Item 5--Market for Registrant's Common
  Equity and Related Stockholder Matters

    (a) Market Information: The Company's Common Stock $.00001 par value (the "Common Stock") is traded on Nasdaq Small Cap Market ("Nasdaq") under the symbol "MBTA". The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low bid prices for shares of the Company's Common Stock.

        DATE                                                 HIGH        LOW
        -------------------------------------------------  ---------  ---------
        December 31, 1995................................      2 1/4      1 3/4
        March 31, 1996...................................          2      1 3/8
        June 30, 1996....................................      2 5/8          1
        September 30, 1996...............................        7/8        1/8
        December 31, 1996................................      1 1/2          1
        March 31, 1997...................................      1 3/8        1/2
        June 30, 1997....................................      1 1/4        1/2
        September 30, 1997...............................      1 3/8        1/2

    The closing bid and ask prices as of January 7, 1998 were $1.375 and $1.4375 respectively.

    (b) Holders of Common Stock: The number of stockholders on record of the Common Stock on January 16, 1998 was 216. The Company believes that there is a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name.".

    (c) Dividends: The Company has paid no cash dividends with respect to the Common Stock since February 9, 1993 (inception). The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

        At various times from August 24, 1997 to December 31, 1997, the Company initiated a private placement (the "Private Placement") in which it expected to sell an aggregate of 1,492,165 shares of Common Stock at a purchase price of $1 per share. As of the date of filing, no shares have been issued. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. The warrants are presently exercisable and expire in three years from the date of issuance. In consideration for their agreement to purchase, on a standby basis, a certain number of shares in the Private Placement, certain holders of preferred stock of the Company will be granted three-year warrants to purchase up to an aggregate of 327,656 shares of Common Stock at an exercise price of $1 per share. The Private Placement was made pursuant to the exemption from the registration requirement of the Securities Act of 1933, as amended, afforded by
        Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6--Selected Financial Data

        The following table sets forth a summary of selected financial data for each of the last three fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included in this Report.

Income Statement Data

                                                                                                    PERIOD MARCH
                                                                                                         10,
                                                                                                     (INCEPTION)
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  TO SEPTEMBER
                                                           1997           1996           1995         30, 1994
                                                       -------------  -------------  -------------  -------------
Total revenues.......................................   $ 2,129,362    $ 1,890,476    $ 1,103,081           --
Gross profit.........................................       871,593        791,810        400,358           --
Loss from operations.................................    (2,851,737)    (2,027,263)    (2,075,747)      (377,948)
Net loss.............................................   $(3,030,445)   $(2,006,258)   $(1,990,288)     ($349,650)
Net loss per share...................................   $     (0.22)   $     (0.16)   $     (0.17)     ($   0.03)

Balance Sheet Data

                                                                             AS AT SEPTEMBER 30,
                                                       ----------------------------------------------------------
                                                           1997           1996           1995           1994
                                                       -------------  -------------  -------------  -------------
Restaurant credits...................................   $   301,815    $   636,808    $   593,418    $    61,128
Intangible assets....................................     1,196,943      1,746,176      1,868,855      !,841,560
Total assets.........................................     4,798,380      3,954,947      4,312,460      4,164,997
Total liabilities....................................     2,048,227        776,350        627,816        151,920
Total equity.........................................     2,750,153      3,178,597      3,684,644      4,013,077

Other Data

Number of Participating Restaurants..................           274            430            330             25
Number of Company Cardholders........................        36,800         18,000           9000            --

Item 7--Management's Discussion and Analysis of

Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

General

        The Company was formed in March 1994 and began business operations in November 1994. The Company acquired in May 1994, the rights to exploit, as the exclusive licensee of Network, the operation of The Restaurant Card throughout the Licensed Territories. Currently, the Company has operations in Australia and New Zealand. The success of the Company is dependent upon continuing to pursue an expansion strategy based upon the acquisition of businesses in similar or complementary fields, as well as increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders.

Results of Operations

        As a corporation domiciled in the state of Delaware, the Company is subject to US federal as well as state income taxes. Although the Company did not generate any revenues from operations for the year ended September 30, 1997, the Company had taxable income for US federal and state income tax purposes because expenses incurred prior to the generation of revenues form the operation of a business are capitalised for income tax purposes and amortised over a five year period. Accordingly, the Company had taxable income for U.S. federal tax purposes for interest income. For financial statement purposes, the Company did not recognise any deferred tax benefit for tax loss carry forwards or amounts of expenses capitalised for tax purposes.

Year Ended September 30, 1997

        Revenues, exclusive of membership fees of $204,454 (1996: $230,961 and 1995 $27,564), for the year ended September 30, 1997 amounted to $1,924,908 (1996: $1,659,515 and 1995 $1,075,517). Revenues represent the retail value of food and beverages consumed by Company Cardholders at Company Participating Restaurants, less the 25% discount that is granted to Company Cardholders. Cost of sales is approximately 50% of the retail value of the food and beverages consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. The gross profit of $871,593 (1996:
        $791,810 and 1995 $400,358) for the year amounts to 25% of the full retail value of the food and beverages consumed by Company Cardholders, together with a pro rata portion of membership fees and other income.

        The Company began generating revenues from operations in November 1994, as management began recruiting Company Cardholders. Revenues increased significantly after inception, since the Company benefited from a promotion campaign in the Sydney Morning Herald, which also increased the number of Company Participating Restaurants. In addition, the September 1995 launch of the Restaurant Card in The Age newspaper in Melbourne had a significant effect on revenues and cardholder numbers, which was realised during the 1996 financial year. During the year ended September 30, 1997, the Company was successful in raising revenues and gross profits. This was as a result of reducing the number of under performing restaurants (those which had been nominally registered as part of the Company's base of operations, but which did not effectively participate in the scheme), but more by doubling the number of Company Cardholders.

        The Company's revenues are generated primarily from the usage of The Restaurant Card. Accordingly, the Company has marketing programs which are intended to increase the frequency of use of The Restaurant Card in addition to obtaining new Company Cardholders. The Company had approximately 36,800 Restaurant Cardholders (1996: 18,000 and 1995 9,000) and 274 Company Participating Restaurants (1996: 430 and 1995 330) at September 30, 1997. Although it is the goal of the Company to increase its Company Cardholders and Company Participating Restaurant base through various marketing programs, the Company expects that the future growth of its Company Cardholder and Company Participating Restaurant base to be more gradual as compared to the 1997 fiscal year.

        Selling, general, and administrative expenses amounted to $3,666,124 (1996: $2,819,073 and 1995: 2,476,105) for the year ended September
        30, 1997, consisting primarily of salaries, rents, commissions, and other general overhead costs and includes $112,875 for the cost of the termination agreement with one of the Company's executives, Mr CEC Radbone, a director of the company, and $118,642 of costs relating to the registration of the Company's Common Stock under the Securities Act of 1933. The Company's share of losses in its associate Countdown for the period from April 3, 1997 to September 30, 1997 was $202,905The Company earned $31,007 (1996: $21,005 and
        1995 $85,459) for the 1997 fiscal year from the temporary investment of excess cash funds and from loans to certain stockholders of which $6,810 relates to the associate Countdown. The Company is in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised in the 1997 fiscal year ended September 30, 1997

Liquidity and Capital Resources

        The Company continues to require capital for both operating and capital purposes. To date, the Company has been successful in raising such capital, but there can be no assurance that it will continue to be possible to raise the funds required. There is a risk that failure to raise the capital required, with the result that the Company would be unable to continue operations.

        The Company was initially capitalised with 7,249,500 shares, after giving retroactive effect to stock dividends. On May 26, 1994, TMAP issued and sold 4,565,790 shares of Common Stock of which: (i) 450,000 to Conestoga for $450,000; (ii) 590,790 to Network, as partial consideration for the purchase of the License; and (iii) 3,525,000 were sold to private investors in a private placement at an offering price of $1 per share. Of the cash proceeds of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the License leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company of its rights under the License. Initially such utilization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia Pty Limited. In the future, the Company may expand operations in other portions of the Licensed Territories through wholly owned subsidiaries or through unaffiliated sublicensees and franchisees.

        In the future, the Company may expand operations in other portions of the Licensed Territories through wholly-owned subsidiaries or through unaffiliated sub-licensees and franchisees.

        In April 1995, the Company completed a second private placement of 673,800 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilization by the Company of its rights under the License agreement. The net cash to the Company from the second private placement of shares in April 1995 was $1,892,656.

        In July 1996, the Company issued 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 were used to provide working capital to existing operations.

        In December 1996, the Company issued 556,250 shares of Common Stock at a price of $2 per share. The purchasers were also issued warrants to purchase an aggregate of 185,417 shares of common stock at $2 per share. The net proceeds of $1,097,500 were used to provide working capital to existing operations.

        In August 1997, the Company initiated a private placement in which it expected to sell an aggregate of 1,467,165 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. As of the date of this filing, no shares have been issued. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

        The cash resources of the Company are used to provide Restaurant Credits to Company Participating Restaurants in the Licensed Territories, and to pay for general and administrative expenses, including officers' compensation and compensation to independent sales consultants for the recruitment of Company Participating Restaurants, and Company Cardholders.

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

        On December 2, 1997, Transmedia Australia Holdings, a company owned equally by the Company and Transmedia Europe indirectly purchased in simultaneous transactions 51% of the business and assets of NHS. The total purchase price for the transaction (including a deposit of Aus $345,000 ($226,974)) was Aus $12,500,000 ($8,223,684), of which Aus
        $4,000,000 represents sign-on fees payable to certain individuals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash and 500,000 shares of Common Stock of the Company and its affiliate, Transmedia Europe Inc. The second tranche (Aus. $2,842,540 [$1,870,092]) is payable in cash on January 31, 1998
        (which date may be extended by up to 90 days provided that interest will accrue during such extension at 5% per annum). The sign-on fees are payable one half on January 31, 1998 and the balance on June 30, 1998 (subject to extension of each instalment, with the exception of a portion of the first instalment, by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum. Transmedia Australia Holdings also required an option to purchase the 49% balance of NHS's business and assets for an additional Aus $2,497,655 ($1,643,194) (less potential reductions). The option is exercisable at any time through June 30, 1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise the option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

        In October 1997, the Company signed a Letter of Intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. This deposit becomes the property of the vendors of the corporation as of January 15 1998. The Letter of Intent provides that the purchase must close on or prior to March 31, 1998 and commits the Company to a consideration of $3,750,000 in cash, plus $500,000 in unrestricted shares of Common Stock of TME, the value of the shares of Common Stock being that as of the day of closing of the purchase.

        On January 16, 1998, Mr. C.E.C. Radbone, a director of the Company, resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown plc, an affiliate of the Company, was cancelled. Mr. Radbone held 1,200,000 shares of Common Stock of the Company and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares at a value of $1 per share. The consideration for this option is $500,000, which was payable in cash and secured on shares of Common Stock of the Company and its affiliate, TME.

        In fiscal 1998, based upon projected promotions by the Company, it is anticipated that additional funds will be required in order to support a higher level of restaurant advances. This higher level will be required in connection with the anticipated substantial increase in fiscal 1998 in the number of Company Cardholders and Company Participating Restaurants. Additional funds will have to be obtained by the Company from one or more sources including bank loans or other debt financings, equity financings, or the sale of sublicenses or franchises. While there can be no assurance of any such sources of funds or the terms upon which they can be obtained, the Company is confident that sufficient funds will be available to meet its anticipated business expansion needs in fiscal 1998, based upon management's knowledge of the capital markets and their contacts within those markets.

Acquisitions

        Effective April 3, 1997, the Company acquired 50% ownership in Countdown Holdings Ltd. and subsidiaries, a United Kingdom corporation offering discounted merchandise purchases and other benefits to approximately 6,500,000 cardholders. These cardholders are distributed throughout the United Kingdom, with nearly 100,000 accepting merchants in 47 countries. The consideration paid for this acquisition was $4,750,000 split equally between the Company and its affiliate TME. Of this $4,750,000, $400,000 was paid as a deposit, $1,600,000 was paid in cash, with the balance of $2,750,000 paid in shares of common stock and options to purchase common stock from the Company and Transmedia Europe Inc, in approximately equal values. Of the total consideration of $4,750,000, some $6,000,000 is goodwill. An individual who is a member of the board of directors of the Company advanced the Company sufficient funds to complete the cash portion of this transaction.

        Operating losses in Countdown for the year ended September 30, 1997 total $ 419,431.

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

Effect of Year 2000

        The Company is aware that it must evaluate the effect of the year 2000 on its internal operating and accounting software and other systems and make an assessment as to the significance of cost to the Company of becoming year 2000 compliant.

        The Company has not yet completed its evaluation of the potential impact, but management expects to complete this in the near future.

New U.S. accounting pronouncements not yet implemented

        In December 1996, the FASB issued SFAS No. 128 "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The Company will adopt SFAS No. 128 for the year ended September 30, 1998. The adoption of this standard is not expected to have a material effect on the Company's earnings per share

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 130, effective for all fiscal years beginning after December 15, 1997, requires comparative information for earlier years to be restated and early adoption is permitted. The Company intends to adopt SFAS No. 130 effective October 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

Item 8- Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                           ----------
Report of Independent Auditors......................         F1--F2
Consolidated Balance Sheets.........................         F3--F4
  September 30, 1996 and 1997
Consolidated Statement of Operations................           F5
  for the year ended
  September 30, 1997, 1996 and 1995
Consolidated Statement of Stockholders Equity.......           F6
  for the year ended September 30, 1997
Consolidated Statement of Cash Flows ...............           F7
  for the year ended September 30, 1997
Notes to the Consolidated Financial Statements......         F8--F17

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

    We have audited the accompanying consolidated balance sheets of Transmedia Asia Pacific, Inc.and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has experienced losses during the year ended September 30, 1997, both from operations and from restructuring. It has funded this through sales of equity securities and exercises of warrants, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and exercises of warrants. Should the Company be unable to continue to effect such sales of equity and exercises of warrants or obtain other sources of funding, this would raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustment which might result from this uncertainty.

    The comparative figures have been audited by another accounting firm.

January 23, 1998

BDO Stoy Hayward
London, England

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

    We have audited the accompanying consolidated balance sheets of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles in the United States.

December 20, 1996                              KPMG
                                                London
                                                England

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Balance Sheets

                                                                                        SEPTEMBER    SEPTEMBER 30,
                                                                                         30, 1997        1996
                                                                                       ------------  -------------
Assets
Current assets
Cash (including temporary cash investments of $nil at September 30, 1997 and
  $1,564,741 at September 30, 1996)..................................................  $     13,104   $ 1,171,305
Restaurant credits net of allowance for irrecoverable credits of $114,610 at
  September 30, 1997 and of $119,762 nil at September 30, 1996 (note 1 (c))..........       301,815       636,808
Trade accounts receivable............................................................        56,563        66,211
Amounts due from related parties (note 4)............................................       322,533        48,857
Other current assets.................................................................        18,784       142,127
                                                                                       ------------  -------------
Total current assets.................................................................       712,799     2,065,308
Long Term assets
Investment in affiliates (note 3)....................................................     2,651,442            --
Property and equipment, net of accumulated depreciation $106,260 at September 30,
  1997 and $77,615 at September 30, 1996 (note 6)....................................        94,250       143,463
Intangible assets, net of accumulated amortization of $507,270 at September 30, 1997
  and $108,086 at September 30, 1996 (note 5)........................................     1,196,943     1,596,176
Other assets (note 9)................................................................       142,946       150,000
                                                                                       ------------  -------------
Total assets.........................................................................  $  4,798,380   $ 3,954,947
                                                                                       ------------  -------------
                                                                                       ------------  -------------

       See accompanying summary of accounting policies and notes to the consolidated financial statements.

Transmedia Asia Pacific, Inc.
Consolidated Balance Sheets (Continued)

                                                    September      September
                                                        30,            30,
                                                       1997           1996
                                                    ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft................................. $         --    $    40,051
  Trade accounts payable.........................      267,232        253,432
  Deferred membership fee income.................      104,375        139,215
  Accrued liabilities (note 8)...................      330,908        250,352
  Royalties Payable
  Deferred Advances
  Amount due to related parties (note 4).........    1,345,712         93,300
                                                    ----------    -----------
  Total current liabilities......................   $2,048,227    $   776,350
                                                    ----------    -----------

Stockholders' Equity
  Stockholders' equity
  Preferred stock, $.01 par value per share
  Authorised 5,000,000 shares; none issued.

  Common stock, $.00001 par value per share
  Authorised 95,000,000 shares;
  13,918,697 issued and outstanding shares
  at September 30, 1997 and 13,362,447
  shares at September 30, 1996...................          153            134

  Additional paid in capital.....................    9,962,922      7,470,749

  Cumulative foreign currency translation
  adjustment.....................................      163,719         53,910

  Accumulated deficit............................   (7,376,641)    (4,346,196)
                                                    ----------    -----------
  Total stockholders' equity.....................   $2,750,153     $3,178,597
                                                    ----------    -----------
Total liabilities and stockholders' equity.......   $4,798,380     $3,954,947
                                                    ----------    -----------
                                                    ----------    -----------

    See accompanying summary of accounting policies and notes to the consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Statement of Operations

                                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                       SEPTEMBER 30,    SEPTEMBER      SEPTEMBER
                                                                           1997         30, 1996       30, 1995
                                                                       -------------  -------------  -------------
Revenues (note 1 (g))................................................   $ 1,924,908   $   1,659,515  $   1,075,517
Membership fees......................................................       204,454         230,961         27,564
Total revenues and fees..............................................     2,129,362       1,890,476        1103081
Cost of sales........................................................    (1,257,769)     (1,098,666)      (702,723)
                                                                       -------------  -------------  -------------
Gross profit.........................................................       871,593         791,810        400,358
Selling, general and administrative expenses.........................    (3,723,330)     (2,819,073)    (2,476,105)
                                                                       -------------  -------------  -------------
Loss from operations.................................................    (2,851,737)     (2,027,263)    (2,075,747)
Associated company...................................................      (209,715)             --             --
Interest income......................................................        31,007          21,005         85,459
                                                                       -------------  -------------  -------------
Loss before income tax...............................................    (3,030,445)     (2,006,258)    (1,990,288)
Income taxes (notes 1(f) and 13).....................................            --              --             --
                                                                       -------------  -------------  -------------
Net loss.............................................................   $(3,030,445)  $  (2,006,258) $  (1,990,288)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Loss per common and common equivalent share..........................   $     (0.22)  $       (0.16) $       (0.17)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average number of common and common equivalent shares
  outstanding........................................................   $13,802,812   $  12,618,400  $  12,082,691
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

         See accompanying summary of accounting policies and notes to consolidated financial statements

                  TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 CUMULATIVE
                                               ADDITIONAL         CURRENCY
                   NUMBER OF       COMMON        PAID-IN        TRANSLATION       ACCUMULATED      UNEARNED
                 COMMON SHARES      STOCK        CAPITAL         ADJUSTMENT         DEFICIT      COMPENSATION       TOTAL
                 --------------  -----------  -------------  ------------------  -------------  --------------  ------------
Balance,
  September 30,
  1994.........     11,815,790    $     118    $ 4,363,109            ($500)       ($349,650)    $        --   $  4,013,077
Issuance of
  common
  stock........        673,800            7      2,021,393               --               --        (300,000)     1,721,400
Issue costs....             --           --       (128,744)              --               --              --       (128,744)
Net loss.......             --           --             --               --       (1,990,288)             --     (1,990,288)
Effect of
  foreign
  currency
  translation..             --           --             --            1,449               --              --           1,449
Treasury
  stock........        (20,000)          --        (20,000)              --               --              --         (20,000)
Compensation
  expense......             --           --             --               --               --          87,750          87,750
                    ----------    ---------    -----------       ----------     -------------     ----------      -----------
Balance,
  September 30,
  1995.........     12,469,590    $     125    $ 6,235,758             $949      $(2,339,938)     $ (212,250)   $  3,684,644
Issuance of
  common
  stock........        892,857            9      1,249,991               --               --              --       1,250,000
Issue costs....          -----           --        (15,000)              --               --              --         (15,000)
                    ----------    ---------    -----------       ----------     -------------     ----------      -----------
Net loss.......             --           --             --               --       (2,006,258)             --      (2,006,258)
Effect of
  foreign
  currency
  translation..             --           --             --           52,961               --              --          52,961
Compensation
  expense......             --           --             --               --               --         212,250         212,250
Balance,
  September 30,
  1996.........     13,362,447    $     134    $ 7,470,749       $   53,910      ($4,346,196)        $    --    $  3,178,597
Issuance of
  common
  stock........        556,250           18      2,335,313               --               --              --       2,335,331
Issue costs....             --           --        (15,000)              --               --              --         (15,000)
Net loss.......             --           --            --                --       (3,030,445)             --      (3,030,445)
Effect of
  foreign
  currency
  translation..             --           --            --           110,100               --              --         110,100
Option re
  Countdown....             --           --        171,860               --               --              --         171,860
                    ----------    ---------    -----------       ----------     -------------     ----------      -----------

Balance,
  September 30,
  1997.........     13,918,697    $     152    $ 9,962,922       $  164,010      ($7,376,641)     $       --      $ 2750,443
                    ----------    ---------    -----------       ----------     -------------     ----------      -----------
                    ----------    ---------    -----------       ----------     -------------     ----------      -----------

TRANSMEDIA ASIA PACIFIC, INC.
Notes to the Consolidated Financial Statements

TRANSMEDIA ASIA PACIFIC, INC.
Consolidated Statements of Cash Flows

                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                       YEAR ENDED                    YEAR ENDED
                                                                      SEPTEMBER 30,   YEAR ENDED    SEPTEMBER 30,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Cash flows from operating activities:
-Net loss...........................................................   $(3,030,445)  $  (2,006,258)  $(1,990,288)
Adjustment to reconcile net loss to net cash used in operating activities:
-Depreciation.......................................................        38,195          35,539        31,479
-Amortization of licence............................................       399,191         122,720       122,720
-Provision for irrecoverable restaurant credits.....................        (5,152)         79,344        40,418
-Amortisation of deferred compensation..............................       000,000         212,250        87,750
-Write off of Hawaii option.........................................       150,000              --            --
Changes in assets and liabilities:
-Trade accounts payable.............................................        13,800         131,837       116,918
-Accrued liabilities................................................        80,557          (5,021)      128,198
-Restaurant credits.................................................       340,145         (98,997)     (572,707)
-Prepaid expenses and other current assets..........................        (9,956)        (60,299)     (138,873)
-Deferred membership fees...........................................       (34,840)          5,066       128,990
                                                                      -------------  -------------  -------------
Net cash used in operating activities...............................    (1,855,599)     (1,583,819)   (2,045,395)
Cash flows from investing activities:
-Due from/(to) related parties......................................       978,726         663,930      (424,437)
-Purchase of property and equipment.................................            --         (29,861)      (49,599)
-Extension of Hawaii option.........................................            --              --      (150,000)
-Interest acquired in affiliate.....................................    (2,854,347)             --            --
-Proceeds on disposal of fixed assets...............................         4,045              --            --
                                                                      -------------  -------------  -------------
Net cash provided by/(used in) investing activities.................    (1,668,671)        634,069      (624,036)
Cash flows from financing activities:
- Net proceeds received from issuance of common stock...............     2,492,192       1,235,000     1,592,656
-Bank overdraft.....................................................       (40,051)        (86,097)      126,148
-Purchase of treasury stock.........................................       --             --             (20,000)
                                                                      -------------  -------------  -------------
Net cash provided by financing activities...........................     2,452,141       1,148,903     1,698,804
Effects of foreign currency translation.............................       116,824          31,054           (85)
                                                                      -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents................    (1,158,201)        230,207      (970,712)
Cash and temporary cash investments at beginning of period..........     1,171,305         941,098     1,911,810
                                                                      -------------  -------------  -------------
Cash and temporary cash investments at end of period................   $    13,104   $   1,171,305   $   941,098
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of business and summary of significant accounting policies

(a)     Description of business

        Transmedia Asia Pacific, Inc. ("the Company" and "TMAP") was incorporated in Delaware in March 1994, and commenced operations in November 1994.

        The Company's main business activity and that of its subsidiary is to make 'cash advances' to restaurants for food and beverage credits from certain participating restaurants which are then recovered as Transmedia cardholders utilize their restaurant charge cards (see Note 1 (c)), presently through its wholly owned subsidiary Transmedia Australia Pty Limited. The Company is also active in the area of customer discounts on merchandise purchases, through its investment in Countdown plc, acquired in April 1997.

        The Company has been granted a license, (the 'Transmedia License') by TMNI, an affiliate of Transmedia Network Inc., a corporation which is incorporated in the United States of America. The Licence is to operate a specialized restaurant charge card business in Australia and New Zealand with limited rights to sublicence the Asia Pacific Region. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. ('Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the Chairman and a Director of the Company (see note 4).

        In August 1994 the Company registered an initial public offer of its common stock with the Securities Exchange Commission and the Company's Common Stock traded on the NASDAQ small capital market.

        The Company was initially capitalised with 7,249,500 shares. On May 26, 1994, TMAP issued and sold shares of common stock: (i) 450,000 to Conestoga for $450,000; (ii) 590,790 to Network, as partial consideration for the purchase of the License; and (iii) 3,525,000 to investors in a private placement at an offering price of $1 per share. Of the cash proceeds from the private placement of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the License, leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company of its rights under the License. Initially such utilization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia Pty Limited. In the future, the Company may expand operations in other portions of the Licensed Territories through wholly owned subsidiaries or through unaffiliated sublicensees and franchisees.

        In April 1995, the Company completed a second private placement of 673,800 shares of Common Stock at a price of $3 per share. The net proceeds of such private placement were used as working capital in respect of the utilization by the Company of its rights under the License. The net cash to the Company from the second private placement of shares in April 1995 was $1,892,656.

        In July 1996, the Company issued 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 were used to provide working capital to existing operations.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Description of business and summary of significant accounting policies (continued)

(a)     Description of business (continued)

        In December 1996, the Company issued 556,250 shares of Common Stock at a price of $2 per share. The net proceeds of $1,097,500 were used to provide working capital to existing operations.

        In August 1997, the Company initiated a private placement in which it is expected to sell an aggregate of 1,467,165 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. As of the date of this filing, no shares have been issued. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

        The Company, through its subsidiary company Countdown Holdings Limited ("Countdown"), operates as a discount buying organization. Countdown negotiates discount privileges with large retailers and sells membership cards to customers, who may then take advantage of these facilities. Countdown also offers a voucher discount service, where discounts negotiated with suppliers are available to Countdown members who purchase these discount vouchers.

        As of September 30, 1997, Transmedia Asia Pacific, Inc. has the following subsidiaries all of which were 100% owned:

Name                                  Country of Incorporation
------------------------------------  --------------------------

Transmedia Australia Pty Limited      Australia

Transmedia New Zealand Ltd            New Zealand

        In addition, the Company has a 50% ownership in Countdown Holdings Ltd., ("Countdown"), which is incorporated in the United Kingdom.

        The accompanying consolidated financial statements present the results of operations of the Company for the period from October 1, 1996, to September 30, 1997. The Company commenced operations in November 1994.

(b)     Principles of consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        As a result of the acquisition of 50% of Countdown on April 3, 1997. The Company's interest in Countdown's operations is accounted for using the equity method while the acquisition has been accounted for using the purchase method of accounting.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(d)     Intangible assets

        Intangible assets consist entirely of the cost of the Transmedia License and represents the consideration paid to Network in both cash and the fair value of Company shares for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business.

        The license cost is being amortised on a straight line basis over its estimated useful life of 15 years from the commencement of operations in November 1994.

        The Company evaluates the carrying value of its investment in license costs for impairment based on an estimate of future undiscounted cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated undiscounted cash flows is less than the carrying value of the License costs, it is the policy of the Company to measure impairment on the basis of the fair value of the License costs, using a discounted cash flow technique. In the opinion of management the carrying value of the License costs at September 30, 1997 represents future undiscounted cash flows that are expected to be generated and are directly attributable to the Transmedia licence.

(e)     Property and equipment

        Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight line method over the estimated useful lives of the assets as follows:

Furniture and fixtures            5 years

Office equipment                  4-5 years

Computer equipment                3-4 years

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(f)     Income taxes

        The Company recognises deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

        A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised.

(g)     Revenue recognition

        Revenues represent the retail value of food and beverages acquired from participating restaurants by the Company's cardholders, less the 20% or 25% discount offered to cardholders. Membership fees collected are deferred and recognised as revenue in equal monthly instalments over the periods benefited.

(h)     Unearned compensation

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

(i)     Cardholder bonuses

        The Company operates a number of cardholder "Bonuses" programs whereby the cardholder receives a bonus of food and beverage, credited to their account. The bonus is utilised as the cardholder uses The Restaurant Card and is processed as an additional saving to the standard 20% or 25% saving offered by the Company. The bonus is accrued by the Company when the bonus is granted to the Cardholder.

(j)     Loss per common share

        Loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Common stock equivalents have not been included because they are considered anti-dilutive.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(k)     Foreign currencies

        The reporting currency of the Company is the United States dollar.

        For consolidation purposes, the assets and liabilities of overseas subsidiary undertakings are translated at the closing exchange rates. Consolidated statements of income of such undertakings are consolidated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity.

        Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year to September 30, 1997 the Company recorded an exchange loss of $176,575 (1996 a loss of $221,038).

(l)     Temporary cash investments

        For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

(m)     Advertising costs

        THE COMPANY EXPENSES ADVERTISING COSTS AS INCURRED. Advertising costs for the years ended September 30 1997 and 1996 were $nil and $13,370 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1997 and 1996 that should be capitalised.

(n)     Use of estimates

        In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

(o)     Financial instruments

        Financial instruments held by the Company include cash and cash equivalents, restaurant credits and amounts due from/to related parties (see Note 4). The carrying value of these financial instruments approximates the fair value because of the relatively short-term maturity of the instruments.

        In addition, the Company holds a financial instrument in the form of an option to acquire Nationwide Helpline Services Pty Limited ("NHS"). Management does not believe it is practicable to estimate the fair value of this financial instrument, because although the 6 month option had expired prior to year end (as described in Note
        9), the Company continued negotiations, and eventually indirectly acquired a 51% interest in NHS on December 2, 1997 together with Transmedia Europe Inc. (See Note 16).

(p)     Recent U.S. accounting pronouncements not yet implemented

        In December 1996, the FASB issued SFAS No. 128 "Earnings Per Share", which is effective

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The Company will adopt SFAS No. 128 for the year ended September 30, 1998. The adoption of this standard is not expected to have a material effect on the Company's earnings per share

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 130, effective for all fiscal years beginning after December 15, 1997, requires comparative information for earlier years to be restated and early adoption is permitted. The Company intends to adopt SFAS No. 130 effective October 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

2.      Going Concern

        The financial statements record a loss for the year ended September 30, 1997 of $3,030,445, which, when taken with the previous year's results, record an accumulated deficit of $7,376,641 as at September 30, 1997.

        The Company has been able to fund this deficit, and the cost of its acquisition and restructuring of Countdown Holdings Limited, principally by the sale of equity securities and a loan from a director and stockholder of the Company during the year. Whilst the Company is taking steps to reduce the level of operating losses, the Company has required, and will continue to require, additional funds from the sale of equities in order to fund these deficits. The Company is also dependent on being able to raise additional funds in order to complete the funding of the acquisition of Nationwide Helpline Services Pty Limited (see Note 16) and other acquisitions being contemplated. Management estimates that an amount of $6,500,000 will be required in the short-term, being prior to April 30, 1998. Of this amount, approximately $1,000,000 will be required to provide working capital to operations, while the balance of $5,500,000 is required to complete the acquisition program currently being pursued. In the event that management is not successful, or only partially successful in raising this additional finance, the acquisition program may have to be curtailed with the possible loss of deposits or payments made on account of approximately $1,850,000.

        Whilst management accepts and acknowledges that there is no guarantee that the plans referred to directly above will be entirely successful, based upon management's knowledge of the capital markets and their contacts within those markets, management remains reasonably confident that sufficient funds will become available to enable the Company to operate for the foreseeable future. Accordingly, the financial statements are prepared on a going concern basis and do not include any adjustments which may be necessary if such a basis was not appropriate.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.      Investment in affiliated company

        The Investment in Countdown Holdings Ltd. consists of the following (see note 11 for discussion on the acquisition).

        The Company's interest in Countdown's operations is accounted for using the equity method.

                                                       SEPTEMBER 30,
                                                           1997
                                                       -------------

Cost of investment...................................   $ 2,682,487

Add: cost of option..................................       171,680
                                                       -------------

                                                          2,854,347

Share of losses......................................      (202,905)

Amounts due from affiliate...........................        64,000
                                                       -------------

                                                        $ 2,715,442
                                                       -------------
                                                       -------------

4.      Related Party Transactions

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

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The Company entered into a license agreement with Transmedia Europe, Inc., holder of the European license, pursuant to which the Company has the right to use certain computer software in connection with the operation of the Company's business. Under the license agreement, the Company has paid Transmedia Europe, Inc. an initial license fee of $50,000, and is obliged to an annual maintenance and support fee of 7,500 pound (UK), or $12,000 using an approximation of the exchange rate at September 30, 1995 of $1.60 to 1 pound (UK).

        During the year ended September 30, 1996, the company was charged a corporate management fee of $156,313 by Transmedia Europe, Inc. in respect of the Company's share of the head office expenses, comprising salaries, rent and other associated office costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $60,742, during the year ended September 30, 1995 ($2,467 during the period from inception to September 30, 1994), which have been charged to the Company.

        During the year ended September 30, 1996, the Company was charged a corporate management fee of $240,267 from Transmedia Europe, Inc. in respect of the Company's share of the head office expenses, comprising salaries, rent and other associated office and professional costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $122,526, during the year ended September 30, 1996 ($60,742 during the year ended September 30, 1995), which have been charged to the Company.

        During the year ended September 30, 1997, the Company was charged a corporate management fee of $556,789 from Transmedia Europe, Inc. in respect of the Group's share of the head office expenses, comprising salaries, rent and other associated office and professional costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $122,997, during the year ended September 30, 1997 ($122,526 in the year to September 30, 1996), which have been charged to the Company..

4.      Related Party Transactions (continued)

        The net amounts due from/(to) related parties consist of the following:

                                                            SEPTEMBER
                                            SEPTEMBER 30,      30,
                                                1997          1996
                                            -------------  -----------

Conestoga Partners, Inc...................   $    26,260    $  26,260

Transmedia Europe, Inc....................       190,124      (93,300)

P. Harrison...............................        42,149       22,597

J.V. Vittoria.............................    (1,061,479)

TMNI International Inc ("TMNI")...........      (284,233)
                                            -------------  -----------

                                             $(1,087,179)   $ (44,443)
                                            -------------  -----------
                                            -------------  -----------

The above loans to related parties are unsecured, non-interest bearing, and repayable on demand. The loan received from J.V. Vittoria is secured on the Company's share of Countdown Holdings Limited, bears interest at a rate of 12% per annum, and is repayable on 60 days notice with an expiration date extended for an indefinite period of time.

The Company issued a joint promissory note together with TME in the principal amount of $500,000 for which the liability has been split between the two companies equally. The promissory

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

notes are payable on April 2, 1998, bear interest at the rate of 10% per annum, and are to be convertible at the holder's option into Common Stock of the issuer at the rate of $1.20 per share.

Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                                                   TRANSMEDIA
                                                       CONESTOGA     EUROPE,
                                        E. GUINAN III   PARTNERS      INC.      P HARRISON
                                        -------------  ----------  -----------  -----------

Balance at September 30, 1995.........   $    43,891      155,169      416,280       3,937

Additions.............................       159,978           --    1,193,520      18,450

Amounts collected.....................            --           --     (362,793)         --

Amounts collected.....................      (203,869)    (128,909)  (1,340,307)         --

Foreign currency movement.............            --           --           --         210
                                        -------------  ----------  -----------  -----------

Balance at September 30, 1996.........            --       26,260      -93,300      22,597

Additions.............................            --           --    1,240,000      19,552

Amounts charged.......................            --           --    1,078,512          --

Amounts collected.....................            --           --      (65,244)         --

Foreign currency movement.............            --           --           --          --
                                        -------------  ----------  -----------  -----------

Balance at September 30, 1997.........   $        --   $   26,260  $   190,124   $  42,149
                                        -------------  ----------  -----------  -----------
                                        -------------  ----------  -----------  -----------

                                                J.V.
                                              VITTORIA       TMNI
                                             -----------  ----------

Balance at September 30, 1996..............  $        --  $      --

Loan received..............................   (1,000,000)        --

Promissory Note............................           --   (250,000)

Amounts collected..........................   (61,479)      (34,233)
                                             -----------  ----------

Balance at September 30, 1997..............  $ 1,061,479  $  284,233
                                             -----------  ----------
                                             -----------  ----------

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.      Intangible Assets

        Intangible assets consist of:

                                     FORMATION   TRANSMEDIA       HAWAII
                                     EXPENSES     LICENCE         OPTION          TOTAL
                                   -----------  -----------  -----------------  ----------
Acquisition cost..............            770    1,840,790        150,000       1,991,560
Amortization as at
  September 30, 1996..........             --     (245,440)            --        (245,440)
Foreign currency..............             56          --              --              56
                                   -----------  -----------  -----------------  ----------
Balance at September 30,
  1996........................            826    1,595,350        150,000       1,746,176
Amortization charge for the
  year........................            (26)    (122,720)            --        (122,746)
Foreign currency..............            (42)          --             --             (42)
                                   -----------  -----------  -----------------  ----------
Write off during the
  year........................                    (276,445)      (150,000)       (426,445)
                                   -----------  -----------  -----------------  ----------
Balance at September 30, 1997...     $     758  $1,196,185  $          --       1,196,943
                                   -----------  -----------  -----------------  ----------

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

        During the year $276,445 has been written off the carrying value of the license in recognition of a diminution in the future cash flows to be derived from the Transmedia License.

        The Hawaii Option, an option to license the sole Transmedia Franchise in the State of Hawaii, expired during the year, as the Company decided not to open in that State and was thus written off during the year.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Property and Equipment

       Property and equipment consist of the following:

                                                                    FURNITURE
                                                                       AND        OFFICE      COMPUTER
                                                                    FITTINGS     EQUIPMENT    EQUIPMENT     TOTAL
                                                                   -----------  -----------  -----------  ----------
Cost
At September 30, 1995............................................   $  77,325    $  46,756    $  57,750   $  181,831
  Addittions.....................................................       5,115        1,480       23,266       29,861
  Foreign currency...............................................       4,125        2,494        2,769        9,387
                                                                   -----------  -----------  -----------  ----------
At September 30, 1996............................................      86,564       50,730       83,785      221,079
  Addittions.....................................................          --           --           --           --
  Disposals......................................................      (1,820)      (5,674)      (2,603)     (10,097)
  Foreign currency...............................................      (4,014)      (2,352)      (3,615       (9,980)
                                                                   -----------  -----------  -----------  ----------
At September 30, 1997............................................      80,730       42,703       77,568      201,001
                                                                   -----------  -----------  -----------  ----------
Accumulated depreciation
At September 30,1995.............................................      16,517        8,127       15,412       40,056
  Charge for the year............................................       9,337        6,277       19,925       35,539
  Foreign currency...............................................         880          433          708        2,021
                                                                   -----------  -----------  -----------  ----------
At September 30, 1996............................................      26,734       14,837       36,045       77,616
  Disposal.......................................................        (364)      (5,168)        (520)      (6,052)
  Charge for the year............................................       9,804        9,639       18,752       38,195
  Foreign currency...............................................      (1,257)        (705)      (1,535)      (3,498)
                                                                   -----------  -----------  -----------  ----------
At September 30, 1997............................................      34,917       18,602       52,741      106,260
                                                                   -----------  -----------  -----------  ----------
Net book value
At September 30, 1997............................................   $  45,813    $  24,101    $  24,826   $   94,741
                                                                   -----------  -----------  -----------  ----------
                                                                   -----------  -----------  -----------  ----------
At September 30, 1996............................................   $  59,830    $  35,893    $  47,740   $  143,463
                                                                   -----------  -----------  -----------  ----------
                                                                   -----------  -----------  -----------  ----------

8.     Allowance for Irrecoverable Restaurant Credits

       Changes in the Company's allowance for irrecoverable restaurant credits were as follows:

                                                                                          YEAR ENDED     YEAR ENDED
                                                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                                                             1997           1996
                                                                                         -------------  -------------
Balance at the beginning of the period.................................................   $   119,762    $    40,418
Additions/(Adjustments)--charged to costs and expenses.................................        (5,152)        79,344
                                                                                         -------------  -------------
Balance at end of period...............................................................   $   114,610    $   119,762
                                                                                         -------------  -------------
                                                                                         -------------  -------------

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Accrued Liabilities

       Accrued liabilities consist of the following:

                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
Payroll taxes and holiday pay.......................................................   $   109,300    $    83,987
Income taxes payable................................................................         6,300          6,300
Cardholder bonuses..................................................................            --         19,259
Tips and tax........................................................................         3,214          1,082
Food and beverage provision.........................................................            --         40,874
Professional fees...................................................................       149,200         54,800
Royalties payable...................................................................            --          9,926
Other...............................................................................        19,540         34,124
Withholding taxes...................................................................        43,354             --
                                                                                      -------------  -------------
                                                                                       $   330,908    $   250,352
                                                                                      -------------  -------------
                                                                                      -------------  -------------

10.     Other Asset

        The other asset consists of the following:

                                                                                       SEPTEMBER 30  SEPTEMBER 30
                                                                                              1997          1996
                                                                                       ------------  ------------
Interest in option to acquire:.......................................................   $  142,946    $
                                                                                       ------------  ------------
                                                                                       ------------  ------------
National Helpline Services Pty Limited


        In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable 6 month option to acquire 50% of the share capital of National Helpline Services PTY Limited ("NHS"). Transmedia Europe Inc., acquired an option on identical terms to the Company, over the remaining 50% share capital of NHS. Although the 6 month option had expired prior September 30, 1997, the Company continued negotiations, and eventually indirectly acquired an interest in NHS on December 2, 1997, together with Transmedia Europe Inc. (See Note
        16).

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Stock Options and Warrants

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

        In addition, the Company issued options for 40,000 shares of Common Stock in 1996 (of which 10,000 were cancelled in 1997) and 10,000 in 1997 under the Company's 1996 Stock Option Plan for Outside Directors. The plan provides that the Stock Option Committee of the board of Directors may grant stock options with respect to a maximum of 300,000 shares of Common Stock. The options have a five year term.

        Mr Paul Harrison, President of the Company, has been granted options to purchase 800,000 common shares at $1 per share. These options are outside the Company's 1994 stock option and rights plan.

        In addition, in prior years the Company has also issued warrants to purchase 497,619 shares of common stock at an exercise price ranging from $1.40 to $1.50 per share. The warrants have a three to five year term ending through July 2000.

        In April 1997, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown as part of the consideration given for the 50% purchase of Countdown (as described in Note 1). In addition, the Company issued warrants to purchase 138,596 shares of Common Stock at an exercise price of $1.13 per share, with an expiration of April 2002. The Company estimated the fair value of these options and warrants using the Black Scholes valuation method with the same assumptions as described previously with the exception of a risk free interest rate of 6.7%.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.     Stock Options and Warrants (Continued)

        Stock option and warrant activity during the periods indicated is as follows:

                                                                                    WEIGHTED
                                                                       OPTIONS       AVERAGE     WARRANTS
                                                                      NUMBER OF     EXERCISE      NUMBER     EXERCISE
                                                                        SHARES        PRICE     OF SHARES      PRICE
                                                                     ------------  -----------  ----------  -----------
Balance at September 30, 1994......................................  $    800,000   $    1.00   $       --   $      --
  Granted..........................................................            --          --      200,000        1.50
  Exercised........................................................            --          --           --          --
                                                                     ------------  -----------  ----------       -----
Balance at September 30, 1995......................................       800,000        1.00      200,000        1.50
  Granted..........................................................        40,000        1.78      297,619        1.40
  Exercised........................................................            --          --      100,000        2.50
  Granted..........................................................            --          --           --          --
                                                                     ------------  -----------  ----------       -----
Balance at September 30, 1995......................................       840,000        1.04      597,619        1.62
  Granted..........................................................       277,193        0.90      138,596        1.13
  Granted..........................................................        10,000        1.00      185,417        2.00
  Exercised........................................................            --          --           --          --
  Cancelled........................................................       (10,000)      (1.78)          --          --
                                                                     ------------  -----------  ----------       -----
Balance at September 30, 1995......................................  $  1,117,193   $    1.00   $  921,632   $    1.62
                                                                     ------------  -----------  ----------       -----
                                                                     ------------  -----------  ----------       -----

        The Company applies APB Opinion No.25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognised for its stock options and warrants in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and warrants under SFAS No.123, the Company's net losses would have been increased to the pro forma amounts indicated below:

                                                                                          1997           1996
                                                                                      -------------  -------------
Net Loss - As reported..............................................................  $  (3,030,445) $  (2,006,258)
       - Pro forma..................................................................  $  (3,044,470)    (2,018,298)
Loss per share - As reported........................................................  $       (0.22) $       (0.16)
            - Pro forma.............................................................  $       (0.22) $       (0.16)

        In arriving at such pro-forma amounts the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 1997, 1996, and 1995 respectively: no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 5.2% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 1997, 1996 and 1995 were $0.74, $0.33, and $0.55 respectively.

        Pro forma net loss reflects only options granted in 1997 and 1996. The full impact of calculating compensation cost for stock options under SFAS No.123 is reflected in the pro forma net loss amounts.

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     Acquisition of Countdown

        On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited. Countdown Holdings Limited, through its wholly owned operating subsidiary, Countdown plc, is an international provider of membership discount services. The balance of the outstanding capital stock was simultaneously purchased by Transmedia Europe Inc ("TME") on terms similar to the Company's purchase.

        In payment of the purchase price, the Company issued 1,330,524 shares of its Common Stock, $0.00001 par value per share ("Common Stock") and paid pounds (UK) 500,000 (approximate US$ equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr. Radbone a five year option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share.

        The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The Loan matured on September 27, 1997, bears interest at a rate of 12% per annum, and has been renewed by agreement between Edward J. Guinan III, Chairman of the Board, and the director. The expiration date has been extended for an indefinite period of time and is repayable on notice of 60 days and the loan continues to bear interest at 12% per annum. The loan is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share.

        In connection with the acquisition, the Company and TME each agreed to pay $125,000 in cash to TMNI International Incorporated ("TMNI") and each agreed to issue TMNI a joint promissory note in the principal amount of $500,000. The liability has been split between the two companies equally, and is payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory notes are to be convertible at the holder's option into an equal number of shares of Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant card business. For a more detailed discussion of the terms of this transaction, reference is made to the Company's current report on form 8-K dated December 2, 1997, which is incorporated by this reference herein.

13.     Leases

        The Company leases certain office space under lease agreements.

        Future minimum lease payments under non-cancellable operating leases as of September 30, 1997, are as follows:

Year ending September 30 1998......................................................  $  48,100
                                                                                     ---------
                                                                                     ---------

        The amount charged to the consolidated statement of operations for rent expense in the year ended September 30,1997 was $42,465 (1996:
        $44,641)

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes

    Income taxes reflected in the accompanying statements of operations differed from the amounts computed by applying the US federal tax rate of 34% to loss before taxes as a result of the following:

                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                      1997           1996           1997
                                  -------------  -------------  -------------
Computed 'expected' tax benefit... $  (707,000)   $  (682,000)  $   (677,000)
State taxes.......................                $     8,000               --
Change in valuation allowance
  for deferred tax assets.........     683,000        646,000          580,000
Effect of graduated tax rates.....          --                              --
Other.............................      24,000         28,000           97,000
                                  -------------  -------------  --------------
                                  -------------  -------------  --------------
Income tax expense                 $        --    $        --    $
                                  -------------  -------------  --------------
                                  -------------  -------------  --------------

     The tax effects of temporary differences that give rise to deferred tax assets are as follows:



Deferred tax assets:
Net operating loss carry
  forwards........................ $ 1,999,000    $ 1,306,000    $     648,000
Pre operating costs capitalised
  for tax purposes................      27,000         37,000           49,000
                                            --             --               --
Total.............................   2,026,000      1,343,000          697,000
Less valuation allowance..........  (2,026,000)    (1,343,000)       (697,000)
                                  -------------  -------------  --------------
Net deferred tax assets........... $         --   $         --   $          --
                                  -------------  -------------  --------------
                                  -------------  -------------  --------------

    The US Federal net operating loss carry forward at September 30, 1997 of approximately $3.5 million will begin to expire in the year 2010. The foreign net operating loss carry forward of approximately $2.7 million may be carried forward indefinitely.

15. Commitments

    Each quarter the company must pay to Network in cash for any part of the licensed territories developed by the Company or any affiliate of the Company a royalty equal to 2% of gross sales. 'Gross sales' are the gross reduction during the quarter in Food and Beverage Credits. The Company will also pay Network 2% of the gross sales resulting from any other services that Network in the future may provide to cardholders or participating restaurants. Royalties charged to income for pursuant to this agreement amounted $93,893 for the year ended September 30, 1997. ($42,596 in 1996).

    In order to maintain full rights under the Transmedia License (1) no person or group of persons, without prior permission of Network, may acquire beneficial ownership of 30% or more of the Company; (2) Edward J Guinan III is required to maintain beneficial ownership

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes (continued)

of no less than the lower of 20% of common stock, or 15% of the common stock (as long as the three other largest stockholders beneficially own no more than 15% in the aggregate); (3) the Company must commence operations (a) in Australia and/or New Zealand within 4 months after May 26, 1994 closing date under the Transmedia License (the 'Closing Date'); (b) in another country within 3 years after the closing date; and (c) in a second other country within the earlier of 2 years after the first country or five years from the closing date; (4) the Company must procure in Australia and/or New Zealand
(a) 100 participating restaurants within the first 12 months or 250 participating restaurants within the first 24 months of the full rights under the Transmedia License; (b) 2,000 cardholders within the first 12 months or 5,000 cardholders within the first 24 months of the Transmedia License (including those receiving cards without the payment of the initial fee) and
(c) participating restaurant renewals at the rate of 70% per year. As at September 30, 1997 the Company has complied, in all material respects, with all the covenants contained in the License Agreement.

    The Company also has other obligations under the Transmedia License respecting business practices, use of Network software programs, marketing, training, confidentiality and standard of performance, among others, the material breach of any of which may result in the termination of the full rights under the Transmedia License.

    The Company is committed to making further payments in relation to the acquisition of N.H.S. These consist of payments due on January 31, 1998 to certain principals as sign on fees amounting to Aus$750,000 ($47,000) and the second tranche for the business and assets of Aus$2,842,540 ($2,075,000). Payment of the second tranche may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum. The balance of the payments due to certain principals as sign on fees amounting to Aus$750,000 ($547,000) is due on June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. The option to acquire the 49% balance of NHS's business and assets for Aus$2,497,655 ($2,150,000) is exercisable at any time through June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

    Effective January 16, 1998, the Company concluded an employment contract with the Chairman of the Board, Edward J. Guinan III, providing for a salary of pounds UK 100,000 ($165,000) per annum, for a period of three years, together with options.

16. Business and Credit Concentrations

    Most of the Group's customers are located in Australia or New Zealand. No single customer accounted for more than 10% of the Company's service revenues in the three year period ended September 30, 1997 No single restaurant's credit was greater than 10% of the company's total restaurant credit balance at September 30, 1997, and no single merchant under the Countdown discount purchase program accounted for greater than 10% of the Countdown volume of business.

17. Subsequent Events

    The Company has made a significant capital commitment for the completion of the purchase of 51% on an indirect basis, of Nationwide Helpline Services Pty Limited ("NHS") in

TRANSMEDIA ASIA PACIFIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Subsequent Events (continued)

Australia. This commitment consists of a total commitment of Aus. $10,000,000 ($6,578,950), of which Aus. $4,000,000 ($2,631,578) represents sign-on fees payable to certain individuals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in cash and shares of Common Stock of the Company and its affiliate, Transmedia Europe, Inc., while the second tranche is payable in cash only. The Company also, jointly with its affiliate Transmedia Europe Inc., acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus. $2,497,655. ($1,643,194)

    In October 1997, the Company signed a Letter of Intent to purchase 50% of the shares of Common Stock of a privately held corporation in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were lodged as a deposit. The deposit is non refundable and may be forfeited in the event the transaction does not take place prior to March 31, 1998. The letter of Intent subject to satisfactory due diligence, contemplates a March 31, 1998 closing and a purchase price of $3,750,000 in cash, plus $500,000 in unrestricted shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. This letter of Intent contemplates that Transmedia Asia Pacific will purchase the balance of the Company's common stock on similar terms.

    On January 16 1998, Mr. C.E.C. Radbone, a director of the Company, resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown plc, a subsidiary of the Company, was cancelled. Mr. Radbone held 1,200,000 shares of Common Stock of the Company and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares at a value of $1 per share. The consideration for this option is $500,000.

Item 9--Changes and Disagreements with Accountants on Accounting and Financial Disclosures

    Not Applicable

Item 10--Directors and Executive Officers of the Registrant

    Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders (the "Proxy Statement"), to be filed on or before January 28, 1998, and is incorporated herein by this reference.

Item 11--Executive Compensation

    Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the Proxy Statement, and is incorporated herein by this reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

    Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by this reference.

Item 13--Certain Relationships and Related Transactions

    Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, to be filed on or before January 28, 1998, which is incorporated herein by this reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

    The following documents are being filed as part of this Report.

    (a)(1)  Financial Statements:

            Transmedia Asia Pacific, Inc.
            See "Index to Financial Statement" contained in Part II, Item 8

    (a)(2)  Financial Statement Schedule:

            All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

    (a)(3)  Exhibits:

            10.1 (m) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Europe, Inc.

    (b)     Appointment of BDO Stoy Hayward independent auditors

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

Date:    January 22, 1998    /S/ Edward J. Guinan III
                             ----------------------------------------------
                             Name:  Edward J. Guinan III
                             Title: Chairman, Chief Executive Officer and
                                    Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:    January 22, 1998    /S/ Edward J. Guinan III
                             ----------------------------------------------
                             Name:  Edward J. Guinan III
                             Title: Chairman, Chief Executive Officer
                                    and Director

Date:    January 22, 1998    /S/ Paul L. Harrison
                             ----------------------------------------------
                             Name:  Paul L. Harrison
                             Title: Secretary and Director

Date:    January 22, 1998    /S/ Carl Freyer
                             ----------------------------------------------
                             Name:  Carl Freyer
                             Title: Director

Date:    January 22, 1998    /S/ Joseph Vittoria
                             ----------------------------------------------
                             Name:  Joseph Vittoria
                             Title: Director

                             ----------------------------------------------

Item 10--Directors and Executive Officers of the Registrant

    Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's 1998 definitive Proxy Statement, to be completed prior to January 28, 1998, which is incorporated herein by this reference.

Item 11--Executive Compensation

    Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the Company's 1998 definitive Proxy Statement, to be completed prior to January 28, 1998, which is incorporated herein by this reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

    Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 definitive Proxy Statement, to be completed prior to January 28, 1998, which is incorporated herein by this reference.

Item 13--Certain Relationships and Related Transactions

    Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1998 definitive Proxy Statement, to be completed prior to January 28, 1998, which is incorporated herein by this reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K