Form 10-Q
period 1997-12-31
TRANSMEDIA ASIA PACIFIC INC
filed 1998-02-25
CIK 925063

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to ___________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
          -------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

               DELAWARE                                    13-3760219
 ------------------------------------             ----------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation of organization)                    Identification No.)


                  11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
         ------------------------------------------------------------------
                 (Address of principal executive offices) (zip code)

                             U.K. 011-44-171-930-0706
                    -------------------------------------------
                         (Registrant's telephone number,
                               including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                  YES   / /     NO   /X/
                                                      ------       ------

The number of shares outstanding of the issuer's common stock, $.00001 par value, as of February 20, 1998: 16,203,459

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
-------------------------------------------------------------------------------

PART I : CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ......................................................    Pages 1-9
Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended
December 31, 1996 and 1997 (unaudited) and the fiscal years ended September 30,
1996 and 1997 (unaudited).

Condensed Consolidated Balance Sheets as of:
-- September 30, 1997
-- December 31, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended
December 31,1996 and 1997 (unaudited) and the fiscal years ended September 30, 1996 and 1997 (unaudited).

Condensed Consolidated Statement of Changes in Stockholders Equity for the three month periods ended December 31, 1996 and 1997 (unaudited) and for the fiscal years ended September 30, 1996 and 1997 (unaudited).

Notes

ITEM 2 .....................................................     Pages 10-16
Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II: OTHER INFORMATION .................................     Page 17

SIGNATURES .................................................     Page 18

PART 1: FINANCIAL INFORMATION
ITEM 1

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                         THREE MONTHS   THREE MONTHS
                                             ENDED       YEAR ENDED                       ENDED
                                         DECEMBER 31,   DECEMBER 31,    YEAR ENDED    SEPTEMBER 30,
                                             1997           1996       SEPTEMBER 30,      1996
                                          (UNAUDITED)    (UNAUDITED)       1997        (UNAUDITED)
---------------------------------------  -------------  -------------  -------------  -------------

Revenues...............................   $   564,621    $ 1,082,246    $ 1,659,515    $ 1,924,908

Membership fees........................        66,384        322,076        230,961        204,454
                                         -------------  -------------  -------------  -------------
Total revenues and fees................       631,005      1,404,322      1,890,476      2,129,362

Cost of sales..........................      (359,081)      (853,538)    (1,098,666)    (1,257,769)
                                         -------------  -------------  -------------  -------------
Gross profit...........................       271,924        550,784        791,810        871,593

Selling, general and
  administrative expenses..............      (736,840)      (918,662)    (2,819,073)    (3,723,330)
                                         -------------  -------------  -------------  -------------
Loss from operations...................      (464,916)      (367,878)    (2,027,263)    (2,851,737)

Share of losses of associated
  company..............................            --        (31,564)            --       (209,715)

Interest income........................         6,684          1,498         21,005         31,007
                                         -------------  -------------  -------------  -------------
Loss before income taxes...............      (458,232)      (397,944)    (2,006,258)    (3,030,445)

Income taxes...........................            --             --             --             --
                                         -------------  -------------  -------------  -------------
Loss after income taxes................      (458,232)      (397,944)    (2,006,258)    (3,030,445)

Minority interest......................            --        (37,785)            --             --
                                         -------------  -------------  -------------  -------------
Net loss...............................   $  (458,232)   $  (435,729)   $(2,006,258)  $ (3,030,445)
                                         -------------  -------------  -------------  -------------
 Loss per common share..................  $     (0.03)   $       (03)   $     (0.16)  $      (0.16)

Weighted average number of common
  shares outstanding...................    13,477,325     14,610,888     12,618,400     13,802,812

See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                        SEPTEMBER 30,          DECEMBER 31,
                                                           1997                   1997
                                                        (UNAUDITED)            (UNAUDITED)
                                                       --------------       ---------------

Assets
-------
Current assets

    Cash and cash equivalents..................        $   13,104           $   523,599

    Trade accounts receivable..................            56,563               483,754

    Restaurant credits (net of allowance
    for irrecoverable credits of $114,610 at
    September 30, 1997 and of $72,651 at
    December 31, 1997).........................           301,815               296,203

    Amounts due from related parties
    (note 2)...................................           322,533               205,225

    Prepaid expenses and other current
    assets.....................................            18,784              263,256
                                                       ----------            ---------

                                                          712,799            1,772,037

Total current assets

    Investment in affiliate....................         2,651,442            2,619,878

    Property and equipment, (net of
    accumulated depreciation $106,260
    at September 30, 1997 and $606,605
    at December 31, 1997)......................            94,250              245,606

    Intangible and other assets, (net of
    accumulated amortisation of $643,847
    at September 30, 1997 and $675,285
    at December 31, 1997) (note 3).............         1,196,943            5,483,705

    Other assets...............................           142,946                   --
                                                       ----------            ---------

Total assets...................................       $ 4,798,380         $ 10,121,326
                                                      -----------         ------------
                                                      -----------         ------------

See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                      SEPTEMBER 30,  DECEMBER ,31
                                                                                          1997           1997
                                                                                       (UNAUDITED)    (UNAUDITED)
                                                                                      -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Deferred cost of investment.......................................................   $   --        $   3,457,054
  Trade accounts payable............................................................       267,232         397,669
  Deferred membership fee income....................................................       104,375         266,155
  Accrued liabilities...............................................................       330,908         758,659
  Amount due to related parties (note 2)............................................     1,345,712       1,588,061
                                                                                      -------------  -------------
Total Current Liabilities...........................................................   $ 2,048,227   $   6,467,598
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value per share
  Authorised 5,000,000 shares; none issued..........................................       --             --

  Common stock, $0.00001 par value per share
  Authorised 95,000,000 shares; (13,918,697 issued and outstanding at September 30,
  1997 and 14,918,697 at December 31, 1997).........................................           153             163

  Additional paid in capital........................................................     9,962,922      10,962,912

  Cumulative foreign currency translation adjustment................................       163,719          204794

  Accumulated deficit...............................................................    (7,376,641)     (7,812,370)
                                                                                      -------------  -------------
  Total Stockholders' Equity........................................................     2,750,153       3,355,499
                                                                                      -------------  -------------
  Minority interest.................................................................       --              298,129
                                                                                      -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $ 4,798,380   $  10,121,226
                                                                                      -------------  -------------
                                                                                      -------------  -------------
See accompanying notes to the condensed consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                         THREE MONTHS        THREE MONTHS
                                          YEAR ENDED          YEAR ENDED     YEAR ENDED        ENDED
                                         DECEMBER 31,        DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                             1997                1996           1997           1996
                                         (UNAUDITED)          (UNAUDITED)                   (UNAUDITED)
                                        --------------       -------------  -------------  -------------
Cash flows from Operating
  Activities:
   -Net loss..................          $ (458,232)           $  (397,944)   $(2,006,258)   $(3,030,445)
Adjustment to reconcile net
  loss to net cash used in
  operating activities
   -Depreciation..............               8,092                 11,812         35,539          38,195
   -Amortization of intangible
    assets.....................             30,680                  31,438        122,720        399,191
   -Provision for irrecoverable
    restaurant credits.........             26,091                 (41,959)        79,344         (5,152)
   -Deferred membership fees...            (51,590)                161,780          5,066        (34,840)
   -Amortization of deferred
    compensation...............               --                       --         212,250            --
   -Share of losses in
    affiliate.................                --                    31,564           --              --
Changes in assets and
  liabilities:
   -Trade accounts payable....             (61,478)                130,437        131,837         13,800
   -Accrued liabilities.......             (31,262)                427,751         (5,021)        80,557
   -Restaurant credits........              15,688                  47,571        (98,997)       340,145
   -Prepaid expenses and other
     current assets............             87,891                 (244,472)       (60,299)        (9,956)
   -Trade accounts receivable...               --                  (427,191)          --              --
                                     --------------       -------------  -------------  -------------
Net cash used in operating
  activities..................           (434,120)                (269,213)    (1,583,819)    (1,855,599)
                                     --------------       -------------  -------------  -------------
Cash flows from investing
  activities:
   -Due (to)/from related
    parties..................            (359,639)                359,657        663,930        978,726
   -Purchase of property
    and equipment............             (26,969)                   --          (29,861)           --
   -Interest acquired in                     --
    affiliate................                --                      --             --       (2,854,347)
   -Purchase of NHS...........            (134,741)              (881,368)           --              --
   -Proceeds on disposal of fixed
    assets....................               --                      --             --            4,045
                                        --------------       -------------  -------------  -------------
Net cash (used in)/provided
  by investing activities.....            (521,349)              (521,711)        634,069     (1,668,671)
                                        --------------       -------------  -------------  -------------
Cash flows from financing
  activities:
   -Bank overdraft............              14,573                    --         (86,097)        (40,051)
   -Net proceeds from issuance of
    common stock..............           1,097,500              1,000,000      1,235,000       2,492,192
                                        --------------       -------------  -------------  -------------
Net cash (used in)/ provided
  by financing activities.....           1,112,073              1,000,000      1,148,903       2,452,141
                                        --------------       -------------  -------------  -------------
Effects of foreign currency on
  cash........................              32,188                 41,075         31,054         116,824
Minority interest.............                --                  260,344            --              --
                                        --------------       -------------  -------------  -------------
Net (decrease)/increase in
  cash and cash equivalents...             188,792                510,495        230,207      (1,158,201)
Cash and cash equivalents at
  beginning of period.........           1,171,305                 13,104        941,098       1,171,305
                                        --------------       -------------  -------------  -------------
Cash and cash equivalents at
  end of period...............          $1,360,097            $   523,599    $ 1,171,305     $    13,104
                                        --------------       -------------  -------------  -------------
                                        --------------       -------------  -------------  -------------

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

                   TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                                                      CUMULATIVE
                                                    ADDITIONAL         CURRENCY
                     NUMBER OF         COMMON         PAID-IN        TRANSLATION    ACCUMULATED      UNEARNED
                      SHARES           STOCK          CAPITAL         ADJUSTMENT      DEFICIT      COMPENSATION       TOTAL
                     ---------      ------------   -------------  ---------------  -------------   -------------   -----------
Balance,
  September
  30, 1995.........  12,469,590       $   125      $  6,235,758     $      949     $ (2,339,938)    $ (212,250)    $ 3,684,644

Issuance of
  common stock.....     892,857             9         1,249,991             --               --             --       1,250,000
Issue costs........          --            --           (15,000)            --               --             --         (15,000)
Net loss...........          --            --                --             --       (2,006,258)            --      (2,006,258)
Effect of foreign
 currency
 translation.......          --            --                --         52,961               --             --          52,961
Compensation
  expense..........          --            --                --            --                --        212,250         212,250
                     ----------       -------     -------------     ----------     ------------     ----------      ----------
Balance, September
  30, 1996.........  13,362,447       $   134     $   7,470,749     $   53,910     $ (4,346,196)            --     $ 3,178,597
Issuance of
  common stock.....     556,250            18         2,335,313             --               --             --       2,335,331
Issue costs........          --            --           (15,000)            --               --             --         (15,000)
Net loss...........          --            --                --             --       (3,030,445)            --      (3,030,445)
Effect of foreign
 currency
  translation......          --            --                --        110,100               --             --         110,100
Option re
  Countdown........          --            --           171,860             --               --                        171,860
                     ----------       -------     -------------     ----------     ------------     ----------      ----------
Balance, September
  30, 1997.........  13,918,697      $    153       $ 9,962,922     $  164,010     $ (7,376,641)    $       --     $ 2,750,444
Issuance of
  common stock.....   1,000,000            10           999,990             --               --             --       1,000,000
Net loss...........          --            --                --             --         (435,729)            --        (435,729)
Effect of foreign
 currency
  translation......          --            --                --         40,784               --             --          40,784
                     ----------       -------     -------------     ----------     ------------     ----------      ----------
Balance, December
  31, 1997.........  14,918,697      $    163       $10,962,912     $  204,794     $ (7,812,370)    $       --     $ 3,355,499
                     ----------       -------     -------------     ----------     ------------     ----------      ----------
                     ----------       -------     -------------     ----------     ------------     ----------      ----------

See accompanying notes to the consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

    The balance sheet as of September 30, 1997 was derived from the Company's unaudited financial statements.

    The condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States and should be read in conjunction with the September 30, 1997 Form 10-K filing. The information presented in the unaudited condensed consolidated financial statements, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for all interim periods. The results for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

    The Company filed a registration statement with the Securities and Exchange Commission that was declared effective on August 4, 1995.

(b) Description of business

    Transmedia Asia Pacific, Inc. (the "Company") is a Delaware Corporation which was formed in March 1994 and began business operations in November 1994. On May 2, 1994 the Company acquired from Conestoga Partners II, Inc. ("Conestoga")(see note 2) the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network") an independent company which owns approximately 5% of the Company through Network's affiliate TMNI International Inc. ("TMNI"), pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a discount restaurant charge card business in essentially all the countries in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, The Philippines and India (the "Licensed Territories").

    The Company's main business activity and that of its wholly owned subsidiaries Transmedia Australia Pty Limited and Transmedia Australasia Pty Limited is to make 'cash advances' to restaurants for food and beverage credits from certain participating restaurants which are then recovered as Transmedia cardholders utilize their restaurant charge card (see note 1(c)), presently through its subsidiaries. The Company is also active in the area of customer discounts on merchandise purchases, through its investment in Countdown Holdings plc. ("Countdown"), acquired in April 1997, and in the provision of telephone helpline and lifestyle benefits, through its acquisition of Nationwide Helpline Services Pty limited ("NHS")

    As of December 31, 1997, Transmedia Asia Pacific, Inc., has equity interests in the following company:


NAME                                                          COUNTRY OF INCORPORATION                     % OWNED

Transmedia Australia Pty Ltd.                                  Australia                                      100
Transmedia Australasia Pty Ltd                                 New Zealand                                    100
Nationwide Helpline Services Pty Ltd                           Australia                                       51
Countdown Holdings Ltd                                         UK                                              50
Transmedia Travel Holdings Pty Ltd                             Australia                                      100

    In August 1994 the Company registered an initial public offering of its Common Stock with the Securities and Exchange Commission and the Company's Common Stock traded on the NASDAQ small capital market.

    The Company was initially capitalised with 7,249,500 shares. On May 26, 1994, the Company issued and sold shares of Common Stock: (I) 450,000 to Conestoga for $450,000; (ii) 590,790 to Network, as partial consideration for the purchase of the License; and (iii) 3,525,000 to investors in a private placement at an offering price of $1 per share. Of the cash proceeds from the private placement of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    1(b) Description of business (continued)

    to the $250,000 paid to Network by Conestoga and reimbursed to Conestoga by the Company) for the purchase of the License, leaving a balance, after costs, of $2,322,212 available to the Company for use as working capital in respect of the utilization by the Company of its rights under the License. Initially such utilization has taken place in Australia through the Company's wholly owned subsidiary, Transmedia Australia Pty Limited. In the future, the Company may expand operations in other portions of the Licensed Territories through wholly owned subsidiaries or through unaffiliated sublicenses and franchises.

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

    In August 1997, the Company initiated a private placement in which it sold 1,347,095 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share.

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

(d) Revenue Recognition

    Revenues represent the retail value of food and beverages acquired from the participating restaurants by the Company's cardholders, reduced by the 20% or 25% discount offered to cardholders. They also include the sales from Teletravel , the travel agency division of NHS, representing the gross sales of air tickets, holidays and other travel products.

    Membership fees represent card membership income from the Transmedia card, which are apportioned over the period to which they relate. NHS membership fees, based upon the fee per member paid by sponsoring corporations for the provision of various helpline services, which are taken in when they are received, IMAN membership income paid by corporate insurance customers for the provision of international medical case management services, to their underlying policy holders.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1   (e) License Cost

    The Company evaluates the carrying value of its investment in License Costs for impairment based on an estimate of future undiscounted net cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated future undiscounted cash flows is less than the carrying value of the license costs, it is the policy of the Company to measure impairment on the basis of the fair value of the license costs, using a discounted cash flow technique. In the opinion of management, there was no permanent impairment in the carrying value of the license costs at September 30, 1997 or at December 31, 1997.

2. RELATED PARTY TRANSACTIONS

    Amounts due from/(to) related parties consist of the following:

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1997
                                                                                      -------------  ------------

Amounts due from
----------------------

Transmedia Europe, Inc..............................................................   $   190,124    $      --

Conestoga Partners Inc..............................................................        26,260        26,260

Paul Harrison.......................................................................        42,149        42,149

Countdown...........................................................................            --       136,816
                                                                                      -------------  ------------

                                                                                       $   258,523    $  205,225
                                                                                      -------------  ------------

Amounts due to
-----------------------

J.V. Vittoria.......................................................................   $ 1,061,479    $1,091,726

TMNI................................................................................       284,233       268,698

Transmedia Europe Inc...............................................................            --       227,637
                                                                                      -------------  ------------

                                                                                       $ 1,345,712    $1,588,061
                                                                                      -------------  ------------

Information regarding the activity with respect to the amounts due from related parties is as follows

                                                                             CONESTOGA
                                                                              PARTNERS    TRANSMEDIA
                                                                COUNTDOWN       INC.      EUROPE INC.  P HARRISON
                                                               -----------  ------------  -----------  -----------

Balance at September 30, 1997................................   $  --        $   26,260    $ 190,124    $  42,149

Additions....................................................     136,816        --           --           --

Amounts charged..............................................      --            --         (190,124)      --

Amounts collected............................................      --            --           --           --

Foreign currency movement....................................      --            --           --           --
                                                               -----------  ------------  -----------  -----------

Balance at December 31, 1997.................................   $ 136,816    $   26,260    $  --        $  42,149
                                                               -----------  ------------  -----------  -----------
                                                               -----------  ------------  -----------  -----------

The above loans are unsecured, non interest bearing, and repayable on demand.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3. INTANGIBLES

                                                                          GOODWILL ON
                                                                         CONSOLIDATION    LICENSE        TOTAL
                                                                         -------------  ------------  ------------

Cost

Balance at September 30, 1997..........................................   $   --        $  1,840,790  $  1,840,790

Additions..............................................................     4,339,657        --          4,339,657
                                                                         -------------  ------------  ------------

Balance at December 31, 1997...........................................     4,339,657      1,840,790     6,180,447
                                                                         -------------  ------------  ------------

Amortization

Balance at September 30, 1997..........................................       --             643,847       643,847

Charge for period......................................................        21,457         31,438        52,895
                                                                         -------------  ------------  ------------

Balance at December 31, 1997...........................................        21,457        675,285       696,742
                                                                         -------------  ------------  ------------

Net book value.........................................................   $ 4,318,200   $  1,165,505  $  5,483,705
                                                                         -------------  ------------  ------------

4. PROPOSED MERGER

    The Company entered into an Agreement and plan of Reorganization (the 'Agreement'), dated as of February 10, 1997, with Transmedia Europe, Inc., a Delaware corporation, the Common Stock of which is quoted on the NASDAQ Small Cap Market ('Transmedia Europe'), Transmedia Europe Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Europe Acquisition'), and Transmedia Asia Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Transmedia Europe ('Asia Acquisition'). However, due to the planned acquisition of NHS management decided to postpone the implementation of the reorganisation plan. Following the completion of this move management has now decided to move forward with the original plan.

    Under the terms of the original Agreement, among other things (i) Transmedia Europe was to make a contribution to the capital of Europe Acquisition by conveying substantially all of Transmedia Europe's assets, except for its equity interest in Transmedia La Carte Restaurant S.A. , to Europe Acquisition; and (ii) immediately thereafter Asia Acquisition was to merge with and into the Company pursuant to which the Company was to be the surviving entity and become a wholly-owned subsidiary of Transmedia Europe and stockholders of Common Stock of the Company were to be entitled to receive 0.9109 of a share of Common Stock of Transmedia Europe. Given the time that has lapsed from the date of the original Agreement, these terms will be subject to a new review by the management of both companies and their independent advisors.

5. COMMITMENTS

    The Company is committed, jointly with its affiliate TME, to making further payments in relation to the acquisition of NHS. These consist of payments due on January 31,1998 to certain principals as sign-on fees amounting to Aus. $2,000,000 ($1,460,000) and the second tranche for 51% of the shares of common stock of NHS for Aus. $2,842,540 ($2,075,000). Payment of the second tranche and Aus. $1,250,000 ($912,500) of the sign-on fees due to the principals, may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum. The Company has given notice that payment of the second tranche and Aus. $1,250,000 ($912,500) of the sign-on fees due to the principals, due on January 30, 1998 is being extended by the permitted 90 days and, at the request of the principals, the payment of the portion of the sign-on fees due on January 31, 1998 has been delayed pending their instructions. The balance of the payments due to certain principals as sign-on fees amounting to Aus. $2,000,000 ($1,460,000) is due on June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. The option to acquire the 49% balance of the shares of common stock of NHS for Aus. $2,497,655 ($1,823,000) is exercisable at any time through June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the right to repurchase the 51% interest for nil consideration.

ITEM 2

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, and notes thereto, as well as the more detailed notes contained in the Company's annual report on form 10 K/A for the year ended September 30, 1997.

The business of the Company is the design and supply of various member benefit programs to corporations, affinity groups and individuals.

The success of the Company is dependent upon increasing the number of members ("Company Members"), as well as broadening its product base. In particular the joint acquisition with Transmedia Europe, Inc. ("TME") of Countdown Holdings plc. ("Countdown"), and the joint acquisition of the majority of Nationwide Helpline Services Limited ("NHS"), mark the start of the creation of a broader based member benefits corporation. Management announced its intention to merge the interests of the Company and TME during the fiscal 1997. This process has now been reactivated following the completion of the first stage of the NHS acquisition, and is expected to be completed in the medium term.

The Company will continue to look for new opportunities to grow within the member benefits industry through acquisition and organic growth. Management believes that while the industry has grown dramatically in the USA with a number of sizeable corporations participating, the opportunities internationally are greater with the industry at a more immature stage of its development.

On April 3, 1997 the Company acquired a 50% interest in Countdown, whose results are consolidated in these statements using the equity method of accounting. Founded 27 years ago, Countdown is the leading international provider of shopping and leisure discount benefits to approximately 6,500,000 members with over 100,00 accepting merchants in 47 countries. Countdown's head office is based in London, England with further infrastructural support coming from licensees operating 14 countries internationally. Within the core UK market, there are approximately 25,000 accepting merchants supporting approximately 2,500,000 members.

On December 2, 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company jointly owned with TME, indirectly purchased in simultaneous transactions 51% of the common stock of NHS. Transmedia Australia also acquired an option to purchase the 49% balance of NHS's common stock. The option is exercisable at any time through June 30, 1998, and is subject to an extension for up to 90 days. The results of NHS are reflected in these statements using the purchase method of accounting.

The nature of the Company's Transmedia Restaurant Card program is such that there is a lead time before profitable operations can be anticipated. This is demonstrated in the financial results for the three month periods ended December 31, 1997 and 1996 and the years ended September 30, 1997 and 1996. In order to significantly promote the use of the Restaurant Card in the market, and at the encouragement of TMNI, the Company's licensor, the Company embarked upon a series of free card campaigns in fiscal 1997. It was hoped that this would lead to a commensurate increase in transaction revenue, however the anticipated increase in usage failed to materialise. The experience of TMNI in the USA was similar to this.

The marketing approach of providing free membership has now been abandoned, since Company Cardholders who enrolled on a free membership program had a low perceived value for the product. Management will reduce the card base by those free memberships which are not using the card--thus reducing the associated administrative costs. New memberships will be pursues with an emphasis on the corporate diner. Management believes that this segment of non-discretionary spending will yield significantly greater use than the previously targeted retail market. The other impact of this modification in the strategy has been to refocus the restaurant base, effectively reducing the number of restaurants displaying low usage.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

NEW PRODUCT DEVELOPMENT

COUNTDOWN DIRECT

After detailed analysis of the Countdown product range management have decided to launch a new direct selling platform for the Countdown card. Hitherto very little emphasis was placed on direct marketing of the product to consumers. A new management team with over forty years of collective direct marketing experience, has been put together to establish a commission based network marketing sales force on a national basis. This development represents an important move for the company. It will enable Countdown to capture credit card details of the member directly, and provide for a steadily growing base of annuity type income flows from the subsequent years renewals.

E-TAILING

Countdown is about to launch a three pronged attack on the internet market place. Prior to acquisition Countdown had not focused on the enormous opportunities represented by this medium. Management have recognised the potential, if correctly harnessed, to leverage the countdown business through the internet.

Attention has focused on two new products:

    Countdown Arcade
    Kick Start

COUNTDOWN ARCADE

Countdown Arcade has been designed to offer a dynamic and fully interactive web site listing all of Countdowns participating merchants world-wide. The site has firewall access allowing only bona fide members to the full merchant listings. However, it has been designed to allow the casual browser with enough information and examples to encourage immediate joining. Management believe that Countdown Arcade will be the largest single collection of international retailers and service providers of discounted products on the internet.

Members will be able to search by name, category, or location. All future directory publications and newsletters will promote the web site heavily. It is management's intention to use Countdown Arcade to promote other group programs and capture credit card details and customer profiles.

KICK START/ADVERTISING REVENUE

The underlying Countdown program has over 100,000 participating merchants in some 47 countries. While all will be listed on the Countdown Arcade, this additional service will provide the opportunity to have four interactive pages allocated for this purpose. For $799 pa each retailer will have the ability to advertise, promote , run specials etc., changing the content as frequently as they wish. The Company, jointly with TME, has entered into a joint venture with a quoted internet software house who will administer the program. The Kick Start program is that it will expose their business to an international membership base of approximately 6,500,000 consumers.

NATIONWIDE HELPLINE SERVICES

OVERVIEW

    Nationwide Helpline services "NHS" was formed several years ago in Australia, and has become the leading supplier of affinity telephone help line products to a wide range of major corporate customers, embracing 5m members across the country. The company describes itself as "a builder of value through relationship marketing".

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW (CONTINUED)

NHS offers a broad range of telephone help line services including; Legal, Tax, Accounting, Medical, Card Protection, Lockout assistance, Emergency assistance as well as an affinity travel business, Teletravel. In addition the group has another division, IMAN, international medical assistance network. This business handles the case management for individuals who become ill while travelling abroad, for major insurance companies. In all, NHS offers a spread of assistance and help line products covering 15 different market segments.

BACKGROUND

NHS has successfully developed new products to cross market to the existing 5,000,000 members. From the core telephone business, additional complimentary products have been introduced to increase revenues. These new products include :

         Teletravel--a virtual travel agent established to sell a broad range of ravel products to the membership base;

         Break Away Travel--a travel club offering a wide range of discount travel products and services to employees of the travel industry;

         ICON--one of Australia's leading General Selling Agents handling ticketing and reservations in Australia and New Zealand for airlines, hotel groups and cruise companies;

         NHS Insurance--a wholly owned brokerage business providing travel insurance.

Current Operation

Key to the NHS program is the method of delivery.  Below are the key points:

         - All professional services are out sourced to independent practising businesses. Advice given by telephone is from fully qualified specialists in their field.

         - These specialists are linked to the main call centre in Sydney.

         - NHS pays the specialists either per call or on a flat rate basis, thereby assuring quality advice;

         - Access to the service is via a toll free number for members number

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

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 compared to Three Months Ended December 31, 1996

The Company generated revenues of $1,082,246 for the three months ended December 31, 1997, an increase of 92% over 1996.The consolidation of NHS from December 3, 1997 represents $714,286 of the increase. The Company's existing operation in Australia generated revenues of $367,602, a decrease of 35% over 1996, reflecting the combined effect on usage of the free membership card and a general reduction in usage resulting from a number of popular restaurants pulling out of the program. The Company increased the number of Company Cardholders from 21,300 at December 31, 1996 to 35,700 at December 31, 1997 and decreased its number of Company Participating Restaurants from 370 at December 31, 1996 to 268 at December 31, 1997. The increase in Company Cardholders are a result of the FAI and Westpac Banking Corporation campaigns during fiscal 1997, a key feature of which was the free membership card. The reduction in Company Participating Restaurants is part of the strategy to remove restaurants with low activity levels from the program.

Membership fees for the three months ended December 31, 1997 of $322,076 are significantly greater than the $66,384 reported for the three months ended December 31, 1996. NHS generated membership fees of $277,076 for the period from December 3, 1997. The membership fees generated by existing operations amounted to $45,000 in the tree months ended December 31, 1997 a decrease of 32%, reflecting the impact of the free membership card.

Cost of sales amounted to $853,538 for the three months ended December 31, 1997, an increase of 239% over 1996. The cost of sales in NHS represent $614,743 of this increase . The cost of sales in existing operations at $238,556 are in line with the reduction in revenues.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended December 31, 1997 amounted to $918,662 compared to $736,840 for the three months ended December 31, 1996. NHS represents $301,047 of the increase. Selling, general and administrative expenses in existing operations at $582,902 for the three months ended December 31, 1997 compare favourably to the $736,840 reported for 1996 and are as a result of cost saving measures and non repeat expenditures.

The Company's share of losses from its affiliate Countdown amounted to $31,564 in the three months ended December 31, 1997.

The Company earned $1,498 for the three months ended December 31, 1997 from the temporary investment of excess cash funds.

The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognized for the three months ended December 31, 1996.

Year Ended September 30, 1997 compared to Year Ended September 30, 1996

The Company generated revenues of $1,924,908 (1996: $1,659,515 and 1995:
$1,075,517) for the year ended September 30, 1997, an increase of 16% over the previous year. The Company increased the number of Company Cardholders from 18,000 at September 30, 1996 to 36,800 at September 30, 1997. This increase was largely as a result of the Westpac Banking Corp. campaign launched in September 1996 and a novel marketing exercise in December 1996 with the Australian company FAI Insurance ('FAI') as a joint marketing partner. The arrangement allows an FAI customer, taking The Restaurant Card to reduce their insurance costs by the 25% saving on food and beverages purchased, net of taxes and service, received from using The Restaurant Card. The Company decreased the number of Company Participating Restaurants from 430 at September 30, 1996 to 274 at September 30, 1997. This decrease was as a result of the Company removing under performing restaurants from the program.

Membership fees of $204,454 (1996: $230,961 and 1995: $27,564) for the year ended September 30, 1997 show a reduction of 11% over the previous year. The decrease is a result of an accounting adjustment in the first quarter and the effect of the Free membership card.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Cost of sales amounted to $1,257,769 (1996: $1,098,666 and 1995: $702,723)
for the year ended September 30, 1997, an increase of 15% over the previous year. The variance to the 16% increase is caused by the 20% discount associated to the Free membership card. Cost of sales are approximately 50% of the gross food and beverage value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Advances') made by the Company to the respective Company Participating Restaurants.

Selling, general, and administrative expenses, consisting primarily of salaries, rents, commissions, and other general overhead costs amounted to $3,723,330 (1996: $2,819,073 and 1995: 2,476,105) for the year ended September
30, 1997, an increase of 32% over the previous year. The increase is primarily due to the write off of the Hawaii option of $150,000, professional fees of $118,642 for work on the proposed merger with Transmedia Europe, additional goodwill amortization of $276,445 to reflect a diminution in the carrying value of the license based upon future cash flows, $112,875 of costs relating to the termination agreement with Mr C.E.C. Radbone, a former director of the Company, and $242,012 of unrealised foreign exchange losses arising on the restatement of the inter-company balance between the Company and Transmedia Australia. But for these additional expenses, the Company would have reported a small decrease for the year in selling, general and administrative expenses.

The Company's share of losses in its associate Countdown for the period from April 3, 1997 to September 30, 1997 was $202,905. The Company earned $31,007 (1996: $21,005 and 1995 $85,459) for the 1997 fiscal year from the temporary investment of excess cash funds and from loans to certain stockholders.

In October 1997 Countdown recruited two managers to establish a Countdown Direct Marketing division in the UK, to primarily sell membership directly to the public through a network of commissioned agents. Their initiative involves the Company in the periodic recruitment and training of agents with plans to have a network of approximately 200 agents within the first year of operation. The initial draft of agents completed their training in February 1998 and it is too early to determine if the initiative will be successful.

The acquisition of Countdown provides management with the opportunity to realise cost savings and achieve economies of scale. In June 1997 the Transmedia UK operations relocated to Countdown's premises and the Company is seeking to sub-let a floor of the offices it shares with TME at 11 St James's Square, London vacated by the relocation. Management is currently reviewing means of sharing resources and out-sourcing functions and expects to be able to achieve significant savings in fiscal 1998

The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1997.

LIQUIDITY AND CAPITAL RESERVES

The Company requires substantial additional funds to move forward with its business plans, including completion of the acquisition of NHS, and other possible acquisitions, and in satisfaction of existing creditors and for the provision of working capital. Management estimated that an amount of $8,750,000 will be required in the period to April 30, 1998 of which $3,000,000 is required to complete the funding of NHS, $4,750,000 to fund other planned acquiaitions and $1,000,000 as working capital to fund the Company's deficit.

The Company has no available lines of credit at the present time and in the event that management is not successful or only partially successful in raising the necessary funds it may have to curtail its acquisition program, with the possible loss of deposits or payments on account of approximately $1,950,000.

No assurance can be given that the Company will be successful in obtaining additional financing. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders.

The Company was initially capitalized with 7,250,000 shares. On May 26,
1994, the Company issued: (i) 450,000 shares of Common Stock to Conestoga for $450,000; (ii) 590,790 shares were issued to Network as partial consideration for the purchase of the Transmedia License; and (iii) 3,525,000 shares were sold to private investors in a private placement at an offering price of $1 per share. Of the cash proceeds of $3,525,000, $1,000,000 was paid to Network for further consideration (in addition to the

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESERVES (CONTINUED)

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

Net cash used in operating activities for the three months ended December
31, 1996 and 1997 was $434,120 and $269,213, respectively, mainly resulting from the net loss for the period. Of these amounts $15,688 and $47,571 represent the net cash inflow, respectively, for advances to Company Participating Restaurants.

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

On October 17, 1997 the Company signed a letter of intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. This deposit became the property of the Principals in the corporation as of January 15, 1998. The Letter of Intent provides for a purchase price of $3,750,000 in cash plus $500,000 in unrestricted shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

On January 9, 1998, the Company entered into an agreement in principle, subject to confirmation by contract, to purchase 85% of the share capital of Network America Inc., of Dallas, Texas. The consideration consists of a cash deposit of $50,000 to the Principals, the redemption by the Company on January 19, 1998 an outstanding Promissory Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay a sum of $250,000 in cash to the Principals on March 31, 1998, and an undertaking by the Company to pay a sum of $1,000,000 in eighteen subsequent equal monthly instalments of $55,555 each.

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

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
-------------------------------------------------------------------------------

Part II: OTHER INFORMATION
Items 1, 3, 4 and 5

Items 1, 3, 4 and 5 of Part II are either not applicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.


TRANSMEDIA ASIA PACIFIC, INC.
-------------------------------------------------------------------------------





BY  /S/ DAVID VAILLANCOURT
    -----------------------------------------
David Vaillancourt
CHIEF FINANCIAL OFFICER AND PRINCIPAL FINANCIAL OFFICER

FEBRUARY 23, 1998