Form 10-K/A
period 1997-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1998-03-03
CIK 925063

                                    FORM 10-K/A
                                   AMENDMENT NO.1

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE  FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                         OR

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE  SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _____________TO___________
                             COMMISION FILE NO. 0-26368

                           TRANSMEDIA ASIA PACIFIC, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN IT'S CHARTER)

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

             Securities registered pursuant to Section 12 (b) of the Act:

                                         NONE

             Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock, par value $.00001 per share
                                   (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes    No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 16, 1998 was $10,258,482 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of the Registrant's Common Stock, as of March 3, 1998 was 16,596,095.

Documents Incorporated by Reference: None.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Effective September 26, 1997, the Company's former auditors, KPMG, resigned as the Company's auditors and the Board of Directors, with the approval of the Audit Committee, retained BDO Stoy Hayward ("BDO") as its independent public accountants. The Company confirmed in its Form 8-K filing, as amended by Amendment No. 2 filed October 27, 1997, and KPMG confirmed in its letter to the office of the Chief Accountant dated October 16, 1997, which letter was included in said filing, that during the period KPMG was retained, there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements for the fiscal year ended September 30, 1996 or up through the time of replacement which, if not resolved to the former auditors satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During such fiscal years, no accountant's report prepared by KPMG contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.


          Without the authorization of KPMG, the Company included an unsigned report of KPMG (dated December 20, 1996) in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission on January 23, 1998 (the "1997 10-K"). Prior to that time, the last filing with the SEC which contained a report by KPMG which was included with their consent was the annual report on Form 10-K for the year ended September 30, 1996. By letter dated February 13, 1998, KPMG informed the Company that it would not agree to consent to the inclusion of its prior audit report in the 1997 10-K. Consequently, since a manually signed copy has not been received by the Company, the audit report of KPMG has not been included in the 1997 10-K but the financial statements covered by the prior audit report have been included. The Company believes that there is no basis for the action of KPMG in light of the foregoing and is considering what appropriate action must be taken to resolve this situation.

          The position of KPMG as stated in the letter of February 13, 1998, is as follows:

          "Based on an evaluation of circumstances and recent events we have decided that we are not willing to accept an assignment to consider whether we would re-sign our audit report as of 30 September 1996 and for the two years then ended for inclusion in the Form 10-K filing of Transmedia Asia Pacific, Inc. for the year ended 30 September 1997."

          The Company was notified of the unwillingness of KPMG to accept an assignment to consider whether they would re-sign their prior audit report subsequent to the filing by the Company of the 1997 10-K. The inability to have a re-signed report prevents the Company from effecting an offering which would require the effectiveness of a registration statement. While no such offering is planned, the Company may require such funding in the future. The Company intends to either reach agreement with KPMG in the future or to have another auditor report on this period. There can be no assurance as to the time this would require or the cost of obtaining such report. In addition the Form 10-K of the Company will be deemed materially deficient and not timely filed for purposes of Form S-2 and S-3 in light of the omission of the KPMG report. The Company has been advised that the current auditors of the Company, BDO, will be issuing their report for the year ended September 30, 1997 in the near future and that BDO is aware of the position of KPMG. KPMG has not withdrawn the prior audit report.

          The original filing of the 1997 10-K also failed to include a signed auditor's report by Arthur Anderson with respect to the year ended September 30, 1995. The Company has obtained the consent of Arthur Anderson to inclusion of its prior audit report, and the Company expects to file an amendment to the 1997 10-K shortly which will include such report.

          The original filing of the 1997 10-K also included an audit report by the Company's current auditor, BDO, with respect to the year ended September 30, 1997. That report was unsigned and was not intended to convey the impression that BDO had finalized its fiscal 1997 audit. As such, the audit report of BDO included in the original filing of the 1997 10-K should not be relied upon. As of the date hereof, the Company has now received a signed report from BDO with respect to fiscal 1997, and the same will be included in an amendment to the 1997 10-K which the Company expects to file shortly with the SEC.

TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
--------------------------------------------------------------------------------




SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to it's Report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA ASIA PACIFIC, INC.



By /s/ David Vaillancourt
-------------------------
David Vaillancourt
Chief Financial Officer

March 3 1998