Form 10-K405/A
period 1997-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1998-03-06
CIK 925063

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
                             COMMISION FILE NO. 0-26368



                           TRANSMEDIA ASIA PACIFIC, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN IT'S CHARTER)


  Delaware                                               13-3760219
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 2, 1998 was $10,258,482 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of the Registrant's Common Stock, as of February 27, 1998 was 16,596,095.

Documents Incorporated by Reference: None.

The purpose of this Amendment is to amend items 1-13 inclusive.

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

In April 1997 and December 1997, the Company acquired interests in Countdown Holdings Limited (`Countdown') and Nationwide Helpline Services Pty Limited (`NHS'), respectively. See "-Countdown", "- Nationwide Helpline Services", "- Countdown Acquisition" and "- NHS Acquisition".

Corporate Development

For some time, the management of both the Company and Transmedia Europe Inc., ("TME") a company which shares common directors, officers and stockholders with the Company, have been questioning the need to maintain two separate corporate entities. This dual structure was a direct result of the timing difference in obtaining the original licenses for the respective territories. By the beginning of 1997, management felt that keeping the corporate structures distinct and separate was no longer advantageous to shareholders and therefore announced its intention to merge the two companies.

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

Corporate Expansion

Following a review of the Company's operations, management identified the opportunity to broaden the base of the businesses in order to exploit the rapidly growing member benefit services industry. While the Transmedia program provided the core business operating as an international discount dining charge card, management has identified other businesses which, upon acquisition, would significantly increase the Company's product range, and in doing so, provide a wider base upon which to build future growth. This change of emphasis was initiated with the identification and subsequent acquisition of Countdown and NHS.

Countdown

In April 1997, the Company acquired a 50% interest in Countdown, an international provider of membership discount services. The remaining 50% interest in Countdown was simultaneously purchased by TME. See "-Countdown Business". TME effectively controls the operations of Countdown and, as such, Countdown's operations are accounted for on the equity method in the financial statements of the Company included herein.

The Countdown business consists of arranging discount privileges with major suppliers of goods and services offering lifestyle benefits to consumers, and of distributing access to those discount privileges to consumers through selling memberships in the Countdown card. Countdown sells these memberships to consumers individually, as well as through affiliation with various groups (unions, professional organisations, etc.). These discount privileges include household goods and supplies, clothing, and leisure goods and services. Countdown has approximately 6,500,000 members, with over 100,000 accepting merchants in 47 countries. Countdown also sells vouchers to consumers. These vouchers are sold at a discount to the face value of the voucher, typically of 5 -10%, and are redeemable by consumers, at their face value, in connection with purchases similar to those described above, at accepting merchants.

Nationwide Helpline Services

On December 2, 1997 Transmedia Australia Holdings Pty Limited (`Transmedia Australia'), a newly formed company owned equally by the Company and TME, indirectly purchased 51% of the shares of common stock of Nationwide Helpline Services Pty Limited ("NHS"), an Australian company which, among other things, provides benefit packages to organizations with large customer bases such as banks and insurance companies. The operations of NHS will be effectively controlled by the Company and, as such, are anticipated to be consolidated within the Company's financial statements in future periods. Transmedia Australia also acquired an option to purchase the balance of 49% of the shares of common stock NHS. If this option is not taken, it could result in the loss of the whole investment to date. See `NHS Acquisition'.

NHS is Australia's leading provider of telephone helpline and lifestyle benefits, with a product range that includes advice lines on legal, tax, accounting, medical and home emergency issues, as well as the sale of travel products such as insurance, airline tickets and holiday packages. In addition, through a subsidiary called IMAN, the Company provides international medical case management and repatriation services to a number of major insurance corporations. NHS has approximately five million members.

NHS's services are sold primarily on a wholesale basis to a wide range of major corporations who typically brand the services under their own name, thereby providing additional benefits to their own customer base. Management believes that the acquisition of its interest in NHS is another important development in its stated strategy to broaden its range of member benefit services.

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

The Restaurant Card is a discount restaurant charge card used by a Company Cardholder in lieu of a major credit card to charge food and beverages purchased at a Company Participating Restaurant. The Restaurant Card charges are transferred to the major credit card used by the Company Cardholder as listed in the Restaurant Card application. The full amount of the charge is listed on the major credit card bill along with a separate credit equal to 25% of the cost of food and beverages at a Company Participating Restaurant (excluding taxes and service). As at September 30, 1997, the Company had approximately 274 Company Participating Restaurants and approximately 36,800 Company Cardholders. The Company is currently operating in Australia and New Zealand, and plans in the future to develop the License within the Licensed Territories directly, through subsidiaries, and through the sale of sub-licenses and franchises to others. In connection with this business, the Company will receive revenue from (a) the difference between the amount of its Restaurant Credits to Company Participating Restaurants and Food and Beverage Credits used at Company Participating Restaurants by Company Cardholders, net of the 25% discount to Company Cardholders, the Network royalty and sales commissions, (b) annual membership fees and renewal fees of Company Cardholders, and (c) sub-license and franchise fees when and if received by the Company from future franchises and sub-licenses, net of minimum up-front payments to Network with regard to such franchises and licenses.

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

TME, of which Edward J. Guinan III, Chairman of the Board of Directors is the principal shareholder, owns an equivalent license from TMNI covering all the countries in Europe, Turkey and the other countries outside of Europe that were formerly part of the Union of Soviet Socialist Republics. TME commenced operations in the United Kingdom in January 1994 and has obtained approximately 52,000 cardholders since its launch.

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

The allocation of the hypothetical $100 (Aus.) check can be summarized as follows:


Name           Amount Received   Nature of Allocation
Mr Smith       $20 (Aus.)        25% of food and beverage charges (exclusive of
                                 tip and taxes) credited to his Major Credit
                                 Card account.

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


Countdown Acquisition

On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England. Countdown, through its wholly-owned subsidiary, Countdown plc, is an international provider of membership discount services, offering lifestyle benefits and discounted purchases of merchandise and services, to approximately 6,500,000 cardholders distributed worldwide, with over 100,000 accepting merchants in 47 countries. The transaction ("the Acquisition") was consummated pursuant to an Acquisition Agreement dated as of April 3 1997 ("the Acquisition Agreement") among the Company, C.E.C. Radbone and TME.

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

The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan was originally scheduled to mature on September 27, 1997, bears interest at a rate of 12% per annum, and has been renewed by agreement between the Company and the director. The repayment period of the loan has not been stipulated and it continues to bear interest at 12% per annum. It is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In connection with the loan, the Company issued to the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share and granted piggyback registration rights with respect to such shares.

Contemporaneously with the Acquisition, Countdown entered into an employment agreement with Mr. Radbone pursuant to which Mr. Radbone was employed as Managing Director of Countdown. Upon consummation of the acquisition, Mr Radbone was elected a director of the Company, and Messrs. Edward J. Guinan III and Paul Harrison were elected directors of Countdown and Countdown Plc. On January 16, 1998, Mr. C.E.C. Radbone resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown plc, a subsidiary of the Company, was cancelled. Mr. Radbone holds 1,330,524 shares of Common Stock of the Company and options to purchase 277,193 shares of Common Stock of the Company at $0.90 per share, and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares and options at a purchase price of $1 per share. Under the option, Mr. Guinan pledged $250,000 in value of shares of the Company's Common Stock owned by him (together with $250,000 in value of Transmedia Europe, Inc. Common Stock owned by him), which will be transferred to Mr. Radbone if the option is not exercised and paid by January 15, 1999.

In connection with the Acquisition, the Company and TME each agreed to pay $125,000 in cash to TMNI International Incorporated ("TMNI") and the Company and TME jointly issued to TMNI a promissory note in the principal amount of $500,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is convertible at the holder's option into $250,000 in value of Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown Acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant charge card business. The transaction was described in more detail in the Company's Form 8-K dated April 3, 1997 which is incorporated by reference herein.


NHS Acquisition

On December 2, 1997, Transmedia Australia, a newly-formed company owned equally by the Company and TME, indirectly through NHS Australia Pty Limited, purchased in simultaneous transactions 51% of the shares of common stock of NHS, an Australian company. The total purchase price for the transaction (including a deposit of Aus.$ 345,000 = $226,974) is approximately Aus. $12,500,000
($6,578,950), Aus. $4,000,000 ($2,631,578) of which represents sign-on fees for certain principals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash, 250,000 shares of the common stock of the Company and 250,000 shares of the common stock of TME. The second tranche (Aus. $2,842,540 ($1,870,092)) is payable on January 31,1998 (which date may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum).

The sign on fees are payable 50% on January 31, 1998 and the balance on June 30, 1998 (subject to extension of each instalment (with the exception of a portion of the first instalment) by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum). The Company has given notice that payment of the second tranche due January 31, 1998 is being extended by the permitted 90 days and, at the the request of the principals, the payment of the portion of the sign on fees due on January 31, 1998 has been delayed pending their instructions. Transmedia Australia also acquired an option to purchase the 49% balance of NHS's shares of common stock for an additional Aus. $2,497,655 ($1,643,194) (less potential reductions). The option is exercisable at any time through June 30,1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase Transmedia Australia's 51% interest for nil consideration. NHS is a provider of benefit packages for organizations with large customer bases such as banks and insurance companies. For a more detailed discussion of the terms of this transaction, reference is made to the Company's current report on Form 8-K dated December 2, 1997, which is incorporated by this reference herein.

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

The Countdown membership benefit program, with over 6,500,000 members world-wide and over 100,000 accepting merchants in 47 countries, provides a core of business activity upon which the Company intends to build a more diversified benefits program. Countdown competes directly with the discount programs offered by many of the Company's competitors notwithstanding which it has achieved and maintained dominant market positions in several countries through alliances with influential local licensees and by reputation associated with 27 years of trading.

NHS is the largest membership benefits provider in Australia offering 5,000,000 members a diverse range of benefits including helpline, lifestyle and retail products and services. NHS intends to maintain its dominant market position in Australia through the acquisition of members and by adding to the range of products and services being offered to members. The Company intends to introduce, wherever possible, the benefits offered by NHS into its operations through the global extension or duplication of existing programs.

Government Regulation

The Company believes that it possesses all governmental permits or licenses necessary to operate in Australia and New Zealand, but has not inquired yet as to whether or not any permits may be required in the rest of the Licensed Territories.

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

Explanatory Paragraph in Auditor's Report

The Company's independent auditors have included an explanatory paragraph in their Report as of, and for the year ended September 30, 1997, stating that the Company's ability to continue to fund its losses, as well as provide capital for the acquisition program, will depend on its ability to continue selling equity securities and effecting the exercising of warrants, (see "Consolidated Financial Statements").

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

The Company has received an extension of time for establishing new operations whereby the Company is required to establish another operation in a country other than Australia and New Zealand by September 1998 and in another by September, 2000.

Need for Additional Financing

The Company requires substantial additional funds to move forward with its business plans, including completion of the acquisition of NHS, and other possible acquisitions, and to satisfy existing creditors and to provide working capital. Management estimates that an amount of $8,250,000 will be required to complete the proposed acquisitions of which $3,500,000 is required to complete the funding of NHS, and $4,750,000 to fund other planned acquisitions. A further amount of $1,000,000 is estimated to be required as working capital to fund the Company's deficit in the period to April 30, 1998.

In relation to a loan made by a shareholder of $1,000,000 in connection with the countdown acquisition, although the loan has been renewed for an indefinite period, repayments may be demanded upon provision of 60 days notice. There is a risk that the Company will need to find additional funds to finance this repayment.

The Company has no available lines of credit at the present time. In the event that management is not successful or only partially successful in raising the necessary funds it will have to curtail its acquisition program, with the possible loss of deposits or payments on account of approximately $1,375,000.

No assurance can be given that the Company will be successful in obtaining additional financing. Failure to obtain the necessary financing within the necessary time frame will have a significant adverse effect on the Company and its results of operations. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders.

Management of Growth

Execution and implementation of the Company's plan of operation will require significant growth. The Company's current plans for growth will place a significant strain on the Company's financial, managerial and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational , financial and management information systems and to attract, motivate and train key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating and financial condition would be materially and adversely affected.

Impact of Nasdaq Listing on Marketability of Securities

The National Association of Securities Dealers, Inc. ("NASD") has rules which establish criteria for the initial and continued listing of securities on Nasdaq SmallCap Market ("Nasdaq"). Under the rules, which will be applied in February 1998 for continued listing on Nasdaq, a company must maintain at least $2,000,000 in net tangible assets, and a minimum bid price of $1 per share, and adhere to certain corporate governance provisions.

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

Competition
The membership discount services business, including the discount restaurant charge card business, is highly competitive and the Company will be competing for both restaurants and cardholders. Competitors of the Company will include discount programs offered by major credit card companies and other companies that offer a wide variety of discount marketing programs. Some competitors make their discount charge cards available for a variety of purchases, for example, travel, hotels and restaurants. If the revenues from the Company's operations are insufficient to permit the Company to match promotional campaigns of competitors, the number of Company Cardholders and Company Participating Restaurants in the Licensed Territories may decline, with a resulting material adverse effect on the Company's financial condition. Many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with these companies or that these companies will not successfully adopt marketing and operating strategies similar to those used to promote the business of the Company and Network.

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

Dependence on Management

The success of the Company will be dependent in part on the abilities and efforts of Mr. Guinan, Chairman of the Board of Directors of the Company and Mr Harrison, a Director of the Company. Any incapacity or inability of Mr. Guinan and Mr Harrison to perform such functions would have a material adverse effect on the Company. In the event of death or incapacity of Mr. Guinan, Network has the right to approve his proposed replacement. There is no guarantee that Network will approve any such replacement. The Company has no key man life insurance on the lives of Mr. Guinan or Mr Harrison. The success of the Company will also be dependent upon its ability to hire additional managerial, administrative, systems, sales and marketing personnel. Mr. Guinan is a United States citizen who has the Right to Remain in the United Kingdom.

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

Item 2 - Properties

The Company leases office space of approximately 4,400 square feet in Sydney, Australia. The lease expires in September, 1999, at a net rental of approximately Aus. $65,000 ($47,000) per annum.

NHS leases office space of approximately 3,500 square feet at an annual rental of approximately Aus.$130,000 ($94,000) per annum. The lease which expires in June 1998 is renewable for a further four years by mutual consent according to normal terms and provisions applicable in the area.

The Company shares office space at 11 St James's Square, London, England which is leased to its affiliate TME. In the year ended September 30, 1997 the Company reimbursed TME in the amount of $38,039 for its share of the rental cost.


Item 3 - Legal Proceedings

There are currently no material legal proceedings involving the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 1997, no matters were submitted to a vote of the security holders.

                                      PART II

Item 5 - Market for Registrant's Common
Equity and Related Stockholder Matters

(a) Market Information: The Company's Common Stock $.00001 par value (the "Common Stock") is traded on Nasdaq Small Cap Market ("Nasdaq") under the symbol "MBTA". The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low bid prices for shares of the Company's Common Stock.


     Quarter ended                 High           Low
     --------------                ----           ---
     December 31, 1995             2 1/4          1 3/4
     March 31, 1996                2              1 3/8
     June 30, 1996                 2 5/8          1
     September 30, 1996              7/8            1/8
     December 31, 1996             1 1/2          1
     March 31, 1997                1 3/8            1/2
     June 30, 1997                 1 1/4            1/2
     September 30, 1997            1 3/8            1/2
     December 31, 1997             1 3/8            1/2

     February 13, 1998             1 3/8          1/2


     The closing bid and ask prices of Common Stock as of January 30, 1998 were $1.375 and $1.4375, respectively.

(b) Holders of Common Stock: The number of stockholders on record of the Common Stock on February 13, 1998 was 228. The Company believes that there is a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name.".

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

Recent Sales of Unregistered Securities

     At various times from August 24, 1997 to December 31, 1997, the Company sold in a private placement (the "Private Placement") an aggregate of 1,347,095 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser has received, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. The warrants are presently exercisable and expire in three years from the date of issuance. In consideration for their agreement to purchase, on a standby basis, a certain number of shares in the Private Placement, the Company agreed to issue to certain holders of preferred stock of the Company three-year warrants to purchase up to an aggregate of 327,656 shares of Common Stock at an exercise price of $1 per share. The Private Placement was made pursuant to the exemption from the registration requirement of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6--SELECTED FINANCIAL DATA

    The following table sets forth a summary of selected financial data for each of the last three fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included in this Report.

    In December 1997 the Company acquired an interest in NHS, whose results are not reflectedherein but whose results will be consolidated in fiscal 1998 using the purchase method of accounting.

INCOME STATEMENT DATA

                                                                                              PERIOD MARCH 10,
                                                YEAR ENDED     YEAR ENDED     YEAR ENDED            1994
                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,     (INCEPTION) TO
                                                   1997           1996           1995        SEPTEMBER 30,1994
                                               -------------  -------------  -------------  --------------------
Revenues.....................................   $ 1,924,908    $ 1,659,515    $ 1,075,517       $    --
Membership fees..............................       204,504        230,961         27,564            --
Gross Profit.................................       871,593        791,810        400,358            --
Loss from operation..........................    (2,851,737)    (2,027,263)    (2,075,747)          (377,498)
Share of losses of associated company........      (209,715)       --             --                 --
Net loss.....................................   $(3,030,455)   $(2,006,258)   $(1,990,288)      $   (349,650)
Net loss per share...........................   $     (0.22)   $     (0.16)   $     (0.17)      $      (0.03)

BALANCE SHEET DATA

                                                                  AS AT SEPTEMBER 30
                                                                ----------------------
                                                                   1997        1996        1995        1994
                                                                ----------  ----------  ----------  ----------
Restaurant credits............................................  $  301,815  $  636,808  $  593,418  $   61,129
Intangible assets.............................................   1,196,943   1,746,176   1,868,855   1,841,560
Total assets..................................................   4,798,380   3,954,947   4,312,460   4,164,997
Total liabilities.............................................   2,048,227     776,350     627,816     151,920
Total equity..................................................   2,750,153   3,178,597   3,684,644   4,013,077
Other Data
Numberof Participating Restaurants............................         274         430         330          25
Number of Company Cardholders.................................      36,800      18,000       9,000      --

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

The nature of the Company's Transmedia Restaurant Card business is such that there is a lead time before profitable operations can be achieved. The success of the Company is dependent upon increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's joint venture marketing partners have been predominantly large size organisations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated growth in Company Cardholders has been considerably slower than was initially anticipated. This is demonstrated in the financial results for the years ended September 30, 1997, 1996 and 1995.

The Company's ability to grow has been restricted by the single product offered by the Transmedia dining program. During fiscal 1997 the Company and its affiliate TME jointly obtained the permission of TMNI to expand its business base by jointly paying $250,000 in cash and issuing a joint promissory note for $500,000 to TMNI. In April 1997 the Company and TME each purchased 50% of Countdown, an international provider of membership discount services and in December 1997 jointly acquired with TME an interest in NHS, the largest provider of telephone helpline and lifestyle benefits in Australia. These acquisitions provide the Company with core business activities which are complementary to the Company's existing business and upon which the Company can build a more diversified benefits program. Subject to obtaining significant additional capital, further acquisitions are planned in fiscal 1998 which should add to the Company's cardholder/ membership base and expand the product range offered.

The results of Countdown are reflected in these statements from April 3, 1997(the date of acquisition) using the equity method of accounting. The results of NHS are not reflected herein but will be consolidated in fiscal 1998 from December 2, 1997 (the date of acquisition), using the purchase method of accounting and will as a result affect the comparability of prior periods.

In February 1997 the Company entered into an Agreement and Plan of Reorganisation to merge the Company and its affiliate Transmedia Europe, Inc. under the name Membertek International, Inc. The acquisition of NHS caused the Company to postpone the merger, however management is committed to merging the companies in fiscal 1998.


Results of Operations

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

Year Ended September 30, 1997

The Company generated revenues of $1,924,908 (1996: $1,659,515 and 1995:
$1,075,517) for the year ended September 30, 1997, an increase of 16% over the previous year. The Company increased the number of Company Cardholders from 18,000 at September 30, 1996 to 36,800 at September 30, 1997. This increase was largely as a result of the Westpac Banking Corp. campaign launched in September 1996 and a novel marketing exercise in December 1996 with the Australian company FAI Insurance ('FAI') as a joint marketing partner. The arrangement allows an FAI customer, taking The Restaurant Card to reduce their insurance costs by the 25% saving on food and beverages purchased, net of taxes and service, received from using The Restaurant Card. The Company decreased the number of Company Participating Restaurants from 430 at September 30, 1996 to 274 at September 30, 1997. This decrease was as a result of the Company removing under-performing restaurants from the program.

Membership fees of $204,454 (1996: $230,961 and 1995: $27,564) for the year ended September 30, 1997 show a reduction of 11% over the previous year. The decrease is a result of an accounting adjustment to the deferred membership fees in the first quarter and the effect of the Free membership card.

Cost of sales amounted to $1,257,769 (1996: $1,098,666 and 1995: $702,723) for
the year ended September 30, 1997, an increase of 15% over the previous year. The variance to the 16% increase in revenues is primarily attributable to the 20% discount associated with the Free membership card. Cost of sales are approximately 50% of the gross food and beverage value consumed by Company Cardholders and represents the recovery of the advances ('Restaurant Advances') made by the Company to the respective Company Participating Restaurants.

Selling, general, and administrative expenses, consisting primarily of salaries, rents, commissions, and other general overhead costs amounted to $3,723,330 (1996: $2,819,073 and 1995: 2,476,105) for the year ended September 30, 1997, an increase of 32% over the previous year. The increase is primarily due to professional fees of $118,642 for work on the proposed merger with TME, additional goodwill amortization of $276,445 to reflect a diminution in the carrying value of the license based upon estimated future cash flows, $112,875 of costs relating to the termination agreement with Mr C.E.C. Radbone, a former director of the Company, $242,012 of unrealised foreign exchange losses arising on the restatement of the inter-company balance between the Company and Transmedia Australia and the write off of the Hawaii option of $150,000. But for these additional expenses, the Company would have reported a small decrease for the year in selling, general and administrative expenses.

The Company's share of losses relating to Countdown's operations for the period from April 3, 1997 to September 30, 1997 was $202,905. The Company earned $31,007 (1996: $21,005 and 1995 $85,459) for the 1997 fiscal year from the temporary investment of excess cash funds and from loans to certain stockholders.

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

Year Ended September 30, 1996

The Company generated revenues of $1,659,515 (1995: $1,075,517) in the year ended September 30, 1996, an increase of 54% over the previous year. The increase in revenues can be principally attributed to the September 1995 launch in Melbourne with The Age newspaper. The Company has been well received by the Melbourne restaurant community, having attracted a number of award winning restaurants as Company Participating Restaurants. This success has subsequently been repeated in Brisbane, with approximately 50% of the Company Participating Restaurants receiving awards in the Queensland State Premier's 1996 annual tourist awards. The Company increased its number of Cardholders from 9,000 to 18,000 at September 30, 1995 and September 30, 1996 respectively, largely as a result of the 10,000 Company Cardholders produced by the Westpac Banking Corp. campaign since August 1996. The Company increased its number of Participating Restaurants from 330 to 430 at September 30, 1995 and at September 30, 1996 respectively. Membership fees for the year ended September 30, 1996 of $230,961 are significantly greater than the $27,564 reported for 1995 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period. In August 1996 the Company introduced the 'Free card' option for membership whereby cardholders can opt for membership at no annual fee but with a reduced discount benefit of 20%, as compared to the standard discount of 25%. The Free card was launched at the same time as the Westpac Banking Corp. campaign.

Cost of sales amounted to $1,098,666 (an increase of 54% over 1995) for the year ended September 30, 1996 and is in line with the 54% increase in revenues. Cost of sales are approximately 50% of the gross food and beverage value consumed by Company Cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company Participating Restaurants. The relationship between revenues, net of discount, and cost of sales will change in future as cardholders opt for the 20% 'Free card' discount.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1996 amounted to $2,819,073 representing an increase of 14% over 1995, which compares favourably when compared to the 54% increase in revenues. During the year significant savings have been achieved in printing costs.

The Company earned $21,005 for the fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognised for the year ended September 30, 1996.

Year Ended September 30, 1995

Revenues, exclusive of membership fees of $27,564 for the year ended September 30, 1995 amounted to $1,075,517. Revenues represent the retail value of food and beverage consumed by Company Cardholders at Company Participating Restaurants, less the 25% discount that is granted to Company Cardholders. Cost of sales is approximately 50% of the retail value of the food and beverage consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. The gross profit of $400,358 for the year amounts to 25% of the full retail value of the food and beverage consumed by the Company Cardholders, together with a pro rata portion of membership fees and other income. The Company acquired 9,000 Cardholders during the year ended September 30, 1995. The Company increased its number of Participating Restaurants from 25 to 330 at September 30, 1994 and at September 30, 1995. Selling, general and administrative expenses amounted to $2,476,105 for the year ended September 30, 1995 representing the costs of the first full year's operation and the costs relating to the registration of the Company's Common Stock under the Securities Act of 1933.

The Company earned $85,459 and $34,148 for the year ended September 30, 1995 and, the period ended September 30, 1994, respectively, from the temporary investment of excess cash funds. The Company was in a net operating loss carry forward position for income tax purposes however no tax benefit was recognised in the 1995 fiscal year.

Liquidity and Capital Resources

The Company requires substantial additional funds to move forward with its business plans, including completion of the acquisition of NHS, and other possible acquisitions, and to satisfy existing creditors and to provide working capital. Management estimates that an amount of $8,250,000 will be required to complete the proposed acquisitions of which $3,500,000 is required to complete the funding of NHS, $4,750,000 to fund other planned acquisitions. A further amount of $1,000,000 is estimated to be required as working capital to fund the Company's deficit in the period to April 30, 1998.

The Company has no available lines of credit at the present time. In the event that management is not successful or only partially successful in raising the necessary funds it will have to curtail its acquisition program, with the possible loss of deposits or payments on account of approximately $1,375,000.

No assurance can be given that the Company will be successful in obtaining additional financing. Failure to obtain the necessary financing within the necessary time frame will have a significant adverse effect on the Company and its results of operations. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders.

The Company's independent auditors have included an explanatory paragraph in their Report as of, and for the year ended September 30, 1997, stating that the Company's ability to continue to fund its losses, as well as provide capital for the acquisition program, will depend on its ability to continue selling equity securities and effecting the exercising of warrants (see "Consolidated Financial Statements").

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

In July 1996, the Company sold 892,857 shares of Common Stock at a price of $1.40 per share. The net proceeds of $1,235,000 were used to provide working capital to existing operations.

In December 1996, the Company issued 556,250 shares of Common Stock at a price of $2 per share. The purchasers were also issued warrants to purchase an aggregate of 185,417 shares of common stock at $2 per share. The net proceeds of $1,097,500 were used to provide working capital to existing operations.

Commencing August 1997 and terminating in December 1997, the Company completed a private placement in which it sold an aggregate of 1,347,095 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share."See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

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

On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TME indirectly purchased in simultaneous transactions 51% of the business and assets of NHS. The total purchase price for the transaction (including a deposit of Aus $345,000 ($252,000)) was Aus $12,500,000
($9,125,000), of which Aus $4,000,000 ($2,940,000) represents sign-on fees payable to certain individuals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash and 500,000 shares of Common Stock of the Company and its affiliate, TME The second tranche Aus. $2,842,540 ($2,073,000) is payable in cash on January 31, 1998 (which date may be extended by up to 90 days provided that interest will accrue during such extension at 5% per annum). The sign-on fees are payable one half on January 31, 1998 and the balance on June 30, 1998 (subject to extension of each instalment, with the exception of a portion of the first instalment, by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum). The Company has given notice that payment of the second tranche due January 31, 1998 is being extended by the permitted 90 days and, at the request of the principals, the payment of the portion of the sign on fees due on January 31, 1998 has been delayed pending their instructions. Transmedia Australia also acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus $2,497,655 ($1,823,000) (less potential reductions). The option is exercisable at any time through June 30, 1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise the option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

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

On December 23, 1997 the Company signed a letter of intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. The Letter of Intent provides for a purchase price of pounds UK 500,000 ($800,000) in cash with an option to take up to pounds UK 200,000 ($320,000) of the purchase price in shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

On January 9, 1998, the Company entered into an agreement in principle, subject to confirmation by contract, to purchase 85% of the share capital of Network America Inc., of Dallas, Texas. The consideration consists of a cash deposit of $50,000 to the Principals, the redemption by the Company on January 19, 1998 of an outstanding Promissory Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay a sum of $250,000 in cash to the Principals on March 31, 1998, and an undertaking by the Company to pay a sum of $1,000,000 in eighteen subsequent equal monthly instalments of $55,555 each.

On January 16, 1998, Mr. C.E.C. Radbone resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown, a subsidiary of the Company, was cancelled. Mr. Radbone holds 1,330,524 shares of Common Stock of the Company and options to purchase 277,193 shares of Common Stock of the Company at $0.90 per share, and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares and options at a purchase price of $1 per share. Under the option, Mr. Guinan pledged $250,000 in value of shares of the Company's Common Stock owned by him (together with $250,000 in value of Transmedia Europe, Inc. Common Stock owned by him), which will be transferred to Mr. Radbone if the option is not exercised and paid by January 15, 1999.

Aquisition of Countdown

In connection with the acquisition of the Company's interest in Countdown in April 1997, the Company borrowed $1,000,000 from a director, with interest at 12% per annum. In addition, the Company and TME jointly issued promisory notes to TMNI in the principal amount of $500,000, at 10% per annum (See Item 1-Business, "Countdown Acquisition").

As Countdown is deemed to be under the control of TME, the results of Countdown have been included in these statements on an equity accounting basis. Included in the carrying value for Investment in Affiliates of $2,850,000 (see note 3 to the financial statements) is $3,100,000 relating to goodwill on acquisition caused by the net liability position of Countdown at the date of acquisition.

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

Effect of Year 2000

The Company is aware that it must evaluate the effect of the year 2000 on the Company's internal operating and accounting software and other systems and third party systems with whom Countdown does business, and make an assessment as to the significance of cost to the Company of becoming year 2000 compliant. There can be no assurance as to the extent of the impact of this assessment.

The Company has not yet completed its evaluation of the potential impact, but management expects to complete this in the near future. There can be no assurance that the cost will not be significant.

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

Item 8- Financial Statements

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Report of Independent Auditors                              F1 - F2


Consolidated Balance Sheets                                 F3 - F4
     September 30, 1996 and 1997


Consolidated Statement of Operations                           F5
     for the year ended
     September 30, 1997, 1996 and 1995

Consolidated Statement of Stockholders Equity                  F6
     for the year ended September 30, 1997.


Consolidated Statement of Cash Flows                           F7
     for the year ended September 30, 1997


Notes to the Consolidated Financial Statements.             F8 - F26


                           Report of Independent Auditors


The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.


We have audited the accompanying consolidated balance sheet of Transmedia Asia Pacific, Inc.and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses during the year ended September 30, 1997, both from operations and from restructuring. It has funded this through sales of equity securities and exercises of warrants, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and exercises of warrants. Should the Company be unable to continue to effect such sales of equity and exercises of warrants or obtain other sources of funding, this would raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustment which might result from this uncertainty.



March 2, 1998

BDO Stoy Hayward
London, England

Report of Independent Public Accountants

The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

We have audited the accompanying consolidated balance sheet of Transmedia Asia Pacific, Inc. and subsidiary as of September 30, 1995 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended September 30, 1995, and for the period from March 10, 1994 (inception) through September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                                                 Arthur Andersen
                                                                          Sydney
                                                                       Australia

                                                               December 20, 1995

Transmedia Asia Pacific, Inc.
Consolidated Balance Sheets

                                     ASSETS

                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        1997                            1996
                                                  ------------------------------------------------  -------------
Current assets
Cash (including temporary cash investments of
  $nil at September 30, 1997 and $1,564,741 at
  September 30, 1996)...........................  $13,104                                            $ 1,171,305
Restaurant credits net of allowance for
  irrecoverable credits of $114,610 at September
  30, 1997 and of $119,762 at September 30, 1996
  (note 1 (c) and 8)............................  301,815                                                636,808
Trade accounts receivable.......................  56,563                                                  66,211
Amounts due from related parties (note 5).......  258,533                                                 48,857
Other current assets............................  18,784                                                 142,127
                                                  ------------------------------------------------  -------------
Total current assets............................  648,799                                              2,065,308
Long Term assets
Investment in affiliates (note 4)...............  2,715,442                                              --
Property and equipment, net of accumulated
  depreciation $106,260 at September 30, 1997
  and $77,616 at September 30, 1996 (note 7)....  94,250                                                 143,463
Intangible assets, net of accumulated
  amortization of $794,631 at September 30,
  1997 and $245,440 at September 30, 1996
  (note 6)......................................  1,196,943                                            1,746,176
Other assets (note 10)..........................  142,946                                                --
                                                  ------------------------------------------------  -------------
Total assets....................................  $4,798,380                                         $ 3,954,947
                                                  ------------------------------------------------  -------------
                                                  ------------------------------------------------  -------------

           See accompanying summary of accounting policies and notes to the consolidated financial statements.

Transmedia Asia Pacific, Inc.
Consolidated Balance Sheets (Continued)

                                                                                         SEPTEMBER     SEPTEMBER
                                                                                            30,           30,
                                                                                            1997         1996
                                                                                        ------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft........................................................................  $    --           40,051
Trade accounts payable................................................................  $    267,232      253,432
Deferred membership fee income........................................................       104,375      139,215
Accrued liabilities (note 9)..........................................................       330,908      250,352
Royalties payable.....................................................................       --           --
Deferred advances.....................................................................       --           --
Amount due to related parties (note 5)................................................     1,345,712       93,300
                                                                                        ------------  -----------
Total current liabilities.............................................................  $  2,048,227  $   776,350
                                                                                        ------------  -----------
Stockholders' equity
Stockholders' equity..................................................................       --           --
Preferred stock, $.01 par value per share
Authorised 5,000,000 shares; none issued.
Common stock, $.00001 par value per share Authorised 95,000,000 shares; 13,918,697 issued and outstanding shares at September 30, 1997 and 13,362,447 shares at
  September 30, 1996..................................................................           153          134
Additional paid in capital............................................................     9,962,922    7,470,749
Cumulative foreign currency translation adjustment....................................       163,719       53,910
Accumulated deficit...................................................................    (7,376,641)  (4,346,196)
                                                                                        ------------  -----------
Total stockholders' equity............................................................  $  2,750,153  $ 3,178,597
                                                                                        ------------  -----------
Total liabilities and stockholders' equity............................................  $  4,798,380  $ 3,954,947
                                                                                        ------------  -----------
                                                                                        ------------  -----------

           See accompanying summary of accounting policies and notes to the consolidated financial statements.

Transmedia Asia Pacific, Inc.
Consolidated Statement of Operations

                                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                         SEPTEMBER      SEPTEMBER      SEPTEMBER
                                                                         30, 1997       30, 1996       30, 1995
                                                                       -------------  -------------  -------------
Revenues (note 1 (g))................................................  $   1,924,908  $   1,659,515  $   1,075,517
Membership fees......................................................        204,454        230,961         27,564
                                                                       -------------  -------------  -------------
Total revenues and fees..............................................      2,129,362      1,890,476      1,103,081
Cost of sales........................................................     (1,257,769)    (1,098,666)      (702,723)
                                                                       -------------  -------------  -------------
Gross profit.........................................................        871,593        791,810        400,358
Selling, general and administrative expenses.........................     (3,723,330)    (2,819,073)    (2,476,105)
                                                                       -------------  -------------  -------------
Loss from operations.................................................     (2,851,737)    (2,027,263)    (2,075,747)
Share of losses of associated companyInterest income.................       (209,715)      --             --
                                                                              31,007         21,005         85,459
                                                                       -------------  -------------  -------------
Loss before income tax...............................................     (3,030,445)    (2,006,258)    (1,990,288)
Income taxes (notes 1(f) and 14).....................................       --             --             --
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (3,030,445) $  (2,006,258) $  (1,990,288)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Loss per common and common equivalent share..........................  $       (0.22) $       (0.16) $       (0.17)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average number of common shares outstanding.................     13,802,812     12,618,400     12,082,691
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

        See accompanying summary of accounting policies and notes to consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   CUMULATIVE
                                                 ADDITIONAL         CURRENCY
                     NUMBER OF       COMMON        PAID-IN        TRANSLATION       ACCUMULATED     UNEARNED
                   COMMON SHARES      STOCK        CAPITAL         ADJUSTMENT         DEFICIT     COMPENSATION     TOTAL
                   --------------  -----------  -------------  ------------------  -------------  ------------  ------------
Balance,
  September 30,
  1994...........     11,815,790    $     118    $ 4,363,109       $     (500)     $    (349,650)  $   --       $  4,013,077
Issuance of common
  stock..........        673,800            7      2,021,393           --               --           (300,000)     1,721,400
Issue costs......        --            --           (128,744)          --               --             --           (128,744)
Net loss.........        --            --            --                --             (1,990,288)      --         (1,990,288)
Effect of foreign
  currency
  translation....        --            --            --                 1,449           --             --              1,449
Treasury stock...        (20,000)      --            (20,000)          --               --             --            (20,000)
Compensation
  expense........        --            --            --                --               --             87,750         87,750
                   --------------       -----   -------------        --------      -------------  ------------  ------------
Balance,
  September30,
  1995...........     12,469,590    $     125    $ 6,235,758       $      949      $  (2,339,938)  $ (212,250)  $  3,684,644
Issuance of common
  stock..........        892,857            9      1,249,991           --               --             --          1,250,000
Issue costs......        --            --            (15,000)          --               --             --            (15,000)
Net loss.........        --            --            --                --             (2,006,258)      --         (2,006,258)
Effect of foreign
  currency
  translation....        --            --            --                52,961           --             --             52,961
Compensation
  expense........        --            --            --                --               --            212,250        212,250
                   --------------       -----   -------------        --------      -------------  ------------  ------------
Balance,
  September30,
  1996...........     13,362,447    $     134    $ 7,470,749       $   53,910      $  (4,346,196)  $   --       $  3,178,597
Issuance of common
  stock..........        556,250           19      2,335,313           --               --             --          2,335,332
Issue costs......        --            --            (15,000)          --               --             --            (15,000)
Net loss.........        --            --            --                --             (3,030,445)      --         (3,030,445)
Effect of foreign
  currency
  translation....        --            --            --               109,809           --             --            109,809
Option re
  Countdown......        --            --            171,860           --               --             --            171,860
                   --------------       -----   -------------        --------      -------------  ------------  ------------
Balance,
  September30,
  1997...........     13,918,697    $     153    $ 9,962,922       $  163,719      $  (7,376,641)  $   --       $  2,750,153
                   --------------       -----   -------------        --------      -------------  ------------  ------------
                   --------------       -----   -------------        --------      -------------  ------------  ------------

Transmedia Asia Pacific, Inc.
Consolidated Statements of Cash Flows

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Cash flows from operating activities:
-Net loss...........................................................   $(3,030,445)   $(2,006,258)   $(1,990,288)
Adjustment to reconcile net loss to net cash used in operating activities:
-Depreciation.......................................................        38,195         35,539         31,479
-Amortization of licence............................................       399,192        122,720        122,720
-Provision for irrecoverable restaurant credits.....................        (5,152)        79,344         40,418
-Amortisation of deferred compensation..............................       --             212,250         87,750
-Write off of Hawaii option.........................................       150,000        --             --
-Provision for loss by affiliate....................................       202,905        --             --
Changes in assets and liabilities:
-Trade accounts payable.............................................        13,800        131,837        116,918
-Accrued liabilities................................................        80,585         (5,021)       128,198
-Restaurant credits.................................................       340,145        (98,997)      (572,707)
-Prepaid expenses and other current assets..........................        (9,956)       (60,299)      (138,873)
-Deferred membership fees...........................................       (34,840)         5,066        128,990
                                                                      -------------  -------------  -------------
Net cash used in operating activities...............................    (1,855,571)    (1,583,819)    (2,045,395)
Cash flows from investing activities:
-Due from/(to) related parties......................................       978,726        663,930       (424,437)
-Purchase of property and equipment.................................       --             (29,861)       (49,599)
- Extension of Hawaii option........................................       --             --            (150,000)
-Interest acquired in affiliate.....................................    (2,682,487)       --             --
-Proceeds on disposal of fixed assets...............................         4,045        --             --
                                                                      -------------  -------------  -------------
Net cash provided by/(used in) investing activities.................    (1,699,716)       634,069       (624,036)
Cash flows from financing activities:
-Net proceeds received from issuance of common stock................     2,320,313      1,235,000      1,592,656
-Bank overdraft.....................................................       (40,051)       (86,097)       126,148
-Purchase of treasury stock.........................................       --             --             (20,000)
                                                                      -------------  -------------  -------------
Net cash provided by financing activities...........................     2,280,262      1,148,903      1,698,804
Effects of foreign currency translation.............................       116,824         31,054            (85)
                                                                      -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents................    (1,158,201)       230,207       (970,712)
Cash and temporary cash investments at beginning of period..........     1,171,305        941,098      1,911,810
                                                                      -------------  -------------  -------------
Cash and temporary cash investments at end of period................   $    13,104    $ 1,171,305    $   941,098
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

1.   Description of business and summary of significant accounting policies

(a)  Description of business

     Transmedia Asia Pacific, Inc. ("the Company" and "TMAP") was incorporated in Delaware in March 1994, and commenced operations in November 1994.

     The Company's main business activity and that of its wholly owned subsidiaries Transmedia Australia Pty Limited and Transmedia Australasia Pty Limited is to make `cash advances' to restaurants for food and beverage credits from certain participating restaurants which are then recovered as Transmedia cardholders utilize their restaurant charge cards (see Note 1
     (c)), presently through its subsidiaries. The Company is also active in the area of customer discounts on merchandise purchases, through its investment in Countdown plc, acquired in April 1997.

     The Company has been granted a license, (the `Transmedia License') by TMNI, an affiliate of Transmedia Network Inc., a corporation which is incorporated in the United States of America. The Licence is to operate a specialized restaurant charge card business in Australia and New Zealand with limited rights to sublicence the Asia Pacific Region. The agreement to purchase the Transmedia License was initially entered into by Conestoga Partners Inc. (`Conestoga'), a corporation which is related to the Company by virtue of the majority shareholding in Conestoga held by Edward J Guinan III, the Chairman and a Director of the Company (see note 5).

     The Company, through its associated company Countdown Holdings Limited ("Countdown"), operates as a discount buying organization. Countdown negotiates discount privileges with large retailers and sells membership cards to customers, who may then take advantage of these facilities. Countdown also offers a voucher discount service, where discounts negotiated with suppliers are available to Countdown members who purchase these discount vouchers.

     As of September 30, 1997, Transmedia Asia Pacific, Inc. has the following subsidiaries all of which were 100% owned:

          Name                                    Country of Incorporation

          Transmedia Australia Pty Limited        Australia
          Transmedia Australasia Pty Ltd          New Zealand


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

     In August 1997, the Company initiated a private placement in which it sold an aggregate of 1,347,095 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser will receive, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. As of the date of this filing, the shares have been issued but the Registration statement has yet to be filed. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

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

(l)  Cash equivalents

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

(o)  Financial instruments

     Financial instruments held by the Company include cash and cash equivalents, restaurant credits and amounts due from/to related parties (see Note 5). The carrying value of these financial instruments approximates the fair value because of the relatively short-term maturity of the instruments.

     In addition, the Company holds a financial instrument in the form of an option to acquire Nationwide Helpline Services Pty Limited ("NHS"). Management does not believe it is practicable to estimate the fair value of this financial instrument, because although the 6 month option had expired prior to year end (as described in Note 10), the Company continued negotiations, and eventually indirectly acquired a 51% interest in NHS on December 2, 1997 together with TME (See Note 17).

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

2.   Auditors

     Effective September 26, 1997, the Company's former auditors, KPMG, resigned as the Company's auditors and the Board of Directors, with the approval of the Audit Committee, retained BDO Stoy Hayward as its independent public accountants. The Company confirmed in its Form 8-K filing, as amended by Amendment No.2 filed October 27, 1997, and KPMG confirmed in its letter to the office of the Chief Accountant dated October 16, 1997, which letter was included in said filing, that during the period KPMG was retained, there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statements for the fiscal year ended September 30, 1996 or up through the time of replacement which, if not resolved to the former auditors satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During such fiscal years, no accountant's report prepared by KPMG contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

     Notwithstanding the foregoing by letter dated February 13, 1998, KPMG informed the Company that it would not agree to file a consent to the inclusion of its prior audit reports in the Form 10-K filing of the Company for the year ended September 30, 1997. Consequently, since a manually signed consent has not been received by the Company, the audit report of KPMG has not been included in this filing but the financial statements covered by the prior audit report have been included. The Company believes that there is no basis for the action of KPMG in light of the foregoing and is considering what appropriate action must be taken to resolve this situation.

     The position of KPMG as stated in the letter of February 13, 1998, is as follows:

     "Based on an evaluation of circumstances and recent events we have decided that we are not willing to accept an assignment to consider whether we would re-sign our audit report as of September 30, 1996 and for the year then ended for inclusion in the Form 10-K filing of Transmedia Asia Pacific, Inc. for the year ended September 30, 1997".

2.   Auditors continued...

     It should be noted that the Form 10-K for 1997 was inadvertently filed on January 23, 1998 prior to receipt of all necessary auditor consents. This Form 10K/A amends said filing in its entirety. Except as stated with respect to the audit report of KPMG, all necessary consents have been obtained by the Company. The Company does not believe that the changes contained in this Form represent a material change in the financial information previously presented.

3.   Going Concern

     The consolidated financial statements record a loss for the year ended September 30, 1997 of $3,030,445, which, when taken with the previous years' results, record an accumulated deficit of $7,376,641 as at September 30, 1997.

     The Company has been able to fund this deficit, and the cost of its acquisition and restructuring of Countdown Holdings Limited, principally by the sale of equity securities and a loan from a director and stockholder of the Company during the year. Whilst the Company is taking steps to reduce the level of operating losses, the Company has required, and will continue to require, additional funds from the sale of equities in order to fund these deficits. The Company is also dependent on being able to raise additional funds in order to complete the funding of the acquisition of Nationwide Helpline Services Pty Limited (see Note 17) and other acquisitions being contemplated. Management estimates that an amount of $8,250,000 will be required to complete the proposed acquisitions. In addition to this management estimates that approximately $1,000,000 will be required to provide working capital to operations in the period to April 30, 1998. In the event that management is not successful, or only partially successful in raising this additional finance, the acquisition program will have to be curtailed with the possible loss of deposits or payments made on account of approximately $1,375,000, and the Company may not continue as a going concern.

     Whilst management accepts and acknowledges that there is no guarantee that the plans referred to directly above will be entirely successful, based upon management's knowledge of the capital markets and their contacts within those markets, management remains reasonably confident that sufficient funds will become available to enable the Company to operate for the foreseeable future and complete its proposed acquisition program. Accordingly, the financial statements are prepared on a going concern basis and do not include any adjustments which may be necessary if such a basis was not appropriate.

4.   Investment in affiliated company

          The Investment in Countdown consists of the following
(see note 12 for discussion on the acquisition). The Company's interest in Countdown's operations is accounted for using the equity method.

     At September 30, 1996                            $     -

     Cost of investment                                  2,682,487
     Add: Cost of option                                   171,860
                                                     --------------
                                                         2,854,347
     Share of losses                                      (202,905)
     Amounts due from affiliates                            64,000
                                                     --------------

     At September 30, 1997                            $  2,715,442
                                                     --------------
                                                     --------------


     The transaction and the financial position of Countdown at acquisition was described in more detail in the Company's Form 8-K dated April 3. 1997, which is incorporated by reference herein.

5.   Related Party Transactions

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

     During the year ended September 30, 1995, the company was charged a corporate management fee of $156,313 by Transmedia Europe, Inc. in respect of the Company's share of the head office expenses, comprising salaries, rent and other associated office costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $60,742, during the year ended September 30, 1995 ($2,467 during the period from inception to September 30, 1994), which have been charged to the Company.

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

     During the year ended September 30, 1997, the Company was charged a corporate management fee of $556,789 from Transmedia Europe, Inc. in respect of the Group's share of the head office expenses, comprising salaries, rent and other associated office and professional costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totalling $122,997, during the year ended September 30, 1997 ($122,526 in the year to September 30, 1996), which have been charged to the Company.

     The amounts due from related parties consist of the following:

                                        September 30,       September 30,
                                           1997                 1996

     Conestoga                           $ 26,260              $ 26,260
     Transmedia Europe, Inc.              190,124                  -
     P. Harrison                           42,149                22,597
                                         -----------         -----------
                                         $ 258,533             $ 48,857
                                         -----------         -----------

     The amounts due to related parties consist of the following:


                                        September 30,       September 30,
                                           1997                 1996

     J.V. Vittoria                       $ 1,061,479               $  -
     TMNI.                                   284,233                  -
     Transmedia Europe, Inc.                 -                       93,300
                                         -------------         ------------
                                          $1,345,712                $93,300
                                         -------------         ------------

     The above loans to related parties are unsecured, non-interest bearing, and repayable on demand. The loan received from J.V. Vittoria is secured on the Company's share of Countdown Holdings Limited, bears interest at a rate of 12% per annum, and is repayable on 60 days notice with an expiration date extended for an indefinite period of time.

     The Company issued a joint promissory note together with TME in the principal amount of $500,000 for which the liability has been split between the two companies equally. The promissory note is payable on April 2, 1998, bears interest at the rate of 10% per annum, and is convertible at the holder's option into Common Stock of each issuer at the rate of $1.20 per share.

     Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                                                                          TRANSMEDIA
                                                                              CONESTOGA     EUROPE,
                                                               E. GUINAN III   PARTNERS      INC.      P HARRISON
                                                               -------------  ----------  -----------  -----------
Balance at September 30, 1995................................   $    43,891      155,169      416,280       3,937
Additions....................................................       159,978       --        1,193,520      18,450
Amounts collected............................................       --            --         (362,793)     --
Amounts collected............................................      (203,869)    (128,909)  (1,340,307)     --
Foreign currency movement....................................       --            --          --              210
                                                               -------------  ----------  -----------  -----------
Balance at September 30, 1996................................       --            26,260      (93,300)     22,597
Additions....................................................       --            --        1,240,000      19,552
Amounts charged..............................................       --            --       (1,078,512)     --
Amounts collected............................................       --            --          121,936      --
Foreign currency movement....................................       --            --          --           --
                                                               -------------  ----------  -----------  -----------
Balance at September 30, 1997................................   $   --        $   26,260  $   190,124   $  42,149
                                                               -------------  ----------  -----------  -----------
                                                               -------------  ----------  -----------  -----------

                                                                                        J.V. VITTORIA     TMNI
                                                                                        -------------  -----------
Balance at September 30, 1996.........................................................  $    --        $   --
Loan received.........................................................................     (1,000,000)     --
Promissory Note.......................................................................       --           (250,000)
Amounts collected.....................................................................        (61,479)     (34,233)
                                                                                        -------------  -----------
Balance at September 30, 1997.........................................................  $  (1,061,479) $  (284,233)
                                                                                        -------------  -----------
                                                                                        -------------  -----------

6.   INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                FORMATION    TRANSMEDIA     HAWAII
                                                                 EXPENSES     LICENCE       OPTION       TOTAL
                                                                ----------  ------------  ----------  ------------
Acquisition cost..............................................  $      770  $  1,840,790  $  150,000  $  1,991,560
Amortization as at September 30, 1996.........................      --          (245,440)     --          (245,440)
Foreign currency..............................................          56       --           --                56
                                                                ----------  ------------  ----------  ------------
Balance at September 30, 1996.................................         826     1,595,350     150,000     1,746,176
Amortization charge for the year..............................         (26)     (122,720)     --          (122,746)
Foreign currency..............................................         (42)      --           --               (42)
Write off during the year.....................................      --          (276,445)   (150,000)     (426,445)
                                                                ----------  ------------  ----------  ------------
Balance at September 30, 1997.................................  $      758  $  1,196,185  $   --      $  1,196,943
                                                                ----------  ------------  ----------  ------------

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

7.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                FURNITURE AND    OFFICE      COMPUTER
                                                                  FITTINGS      EQUIPMENT    EQUIPMENT     TOTAL
                                                                -------------  -----------  -----------  ----------
Cost
At September 30, 1995.........................................    $  77,325     $  46,756    $  57,750   $  181,831
Additions.....................................................        5,115         1,480       23,266       29,861
Foreign currency..............................................        4,124         2,494        2,769        9,387
                                                                -------------  -----------  -----------  ----------
At September 30, 1996.........................................       86,564        50,730       83,785      221,079
Additions.....................................................       --            --           --           --
Disposals.....................................................       (1,820)       (5,674)      (2,603)     (10,097)
Foreign currency..............................................       (4,505)       (2,353)      (3,614)     (10,472)
                                                                -------------  -----------  -----------  ----------
At September 30, 1997.........................................       80,239        42,703       77,568      200,510
                                                                -------------  -----------  -----------  ----------
Accumulated depreciation
At September 30, 1995.........................................       16,517         8,127       15,412       40,056
Charge for the year...........................................        9,337         6,277       19,925       35,539
Foreign currency..............................................          880           433          708        2,021
                                                                -------------  -----------  -----------  ----------
At September 30, 1996.........................................       26,734        14,837       36,045       77,616
Disposal......................................................         (364)       (5,168)        (520)      (6,052)
Charge for the year...........................................        9,804         9,639       18,752       38,195
Foreign currency..............................................       (1,257)         (706)      (1,536)      (3,499)
                                                                -------------  -----------  -----------  ----------
At September 30, 1997.........................................       34,917        18,602       52,741      106,260
                                                                -------------  -----------  -----------  ----------
Net book value
At September 30, 1997.........................................    $  45,322     $  24,101    $  24,827   $   94,250
                                                                -------------  -----------  -----------  ----------
                                                                -------------  -----------  -----------  ----------
At September 30, 1996.........................................    $  59,830     $  35,893    $  47,740   $  143,463
                                                                -------------  -----------  -----------  ----------
                                                                -------------  -----------  -----------  ----------

8. ALLOWANCE FOR IRRECOVERABLE RESTAURANT CREDITS

    Changes in the Company's allowance for irrecoverable restaurant credits were as follows:

                                                                                       YEAR ENDED     YEAR ENDED
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
Balance at beginning of year........................................................   $   119,762    $    40,418
Additions/(Adjustments)--charged to costs and expenses..............................        (5,152)        79,344
                                                                                      -------------  -------------
Balance at end of year..............................................................   $   114,610    $   119,762
                                                                                      -------------  -------------
                                                                                      -------------  -------------

9.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
Payroll taxes and holiday pay.......................................................   $   109,300    $    83,987
Income taxes payable................................................................         6,300          6,300
Cardholder bonuses..................................................................       --              19,259
Tips and tax........................................................................         3,214          1,082
Food and beverage provision.........................................................       --              40,874
Professional fees...................................................................       149,200         54,800
Royalties payable...................................................................       --               9,926
Other...............................................................................        19,540         34,124
Withholding taxes...................................................................        43,354        --
                                                                                      -------------  -------------
                                                                                       $   330,908    $   250,352
                                                                                      -------------  -------------

10. OTHER ASSETS

    Other assets consist of the following:

                                                                                       SEPTEMBER 30    SEPTEMBER 30
                                                                                           1997            1996
                                                                                       ------------  --------------
Interest in option to acquire:
National Helpline Services Pty Limited...............................................   $  142,946       $  --
                                                                                       ------------      ------
                                                                                       ------------      ------

     In October 1996 the Company made an investment of $134,741, subsequently increasing to $142,946 for ongoing legal costs, to acquire a renewable
     6 month option to acquire 50% of the share capital of National Helpline Services PTY Limited ("NHS"). Transmedia Europe Inc., acquired an option on identical terms to the Company, over the remaining 50% share capital of NHS. Although the 6 month option had expired prior September 30, 1997, the Company continued negotiations, and eventually indirectly acquired an interest in NHS on December 2, 1997, together with Transmedia Europe Inc. (See Note 17).

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

     In April 1997, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown as part of the consideration given for the 50% purchase of Countdown (as described in Note 1). In addition, the Company issued warrants to purchase 138,596 shares of Common Stock at an exercise price of $1.13 per share, with an expiration of April 2002. The Company estimated the fair value of these options and warrants using the Black Scholes valuation method with the following weighted average assumptions: no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 6.7%; and an expected life being the remaining term of the option.

     Stock option and warrant activity during the periods indicated is as follows:

                                                                                    WEIGHTED
                                                                       OPTIONS       AVERAGE     WARRANTS
                                                                      NUMBER OF     EXERCISE      NUMBER     EXERCISE
                                                                        SHARES        PRICE     OF SHARES      PRICE
                                                                     ------------  -----------  ----------  -----------
Balance at September 30, 1994......................................       800,000   $    1.00       --       $  --
Granted............................................................       --           --          200,000        1.50
Exercised..........................................................       --           --           --          --
                                                                     ------------       -----   ----------       -----
Balance at September 30, 1995......................................       800,000        1.00      200,000        1.50
Granted............................................................        40,000        1.78      297,619        1.40
Exercised..........................................................       --           --          100,000        2.50
Granted............................................................       --           --           --          --
                                                                     ------------       -----   ----------       -----
Balance at September 30, 1996......................................       840,000        1.04      597,619        1.62
Granted............................................................       277,193        0.90      138,596        1.13
Granted............................................................        10,000        1.00      185,417        2.00
Exercised..........................................................       --           --           --          --
Cancelled..........................................................       (10,000)      (1.78)      --          --
                                                                     ------------       -----   ----------       -----
Balance at September 30, 1997......................................     1,117,193   $    1.00      921,632   $    1.62
                                                                     ------------       -----   ----------       -----
                                                                     ------------       -----   ----------       -----

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

                                                                                          1997           1996
                                                                                      -------------  -------------
Net Loss
-As reported........................................................................  $  (3,030,445) $  (2,006,258)
-Pro forma..........................................................................  $  (3,044,470) $  (2,018,298)
Loss per share
-As reported........................................................................  $       (0.22) $       (0.16)
-Pro forma..........................................................................  $       (0.22) $       (0.16)

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

     In connection with the acquisition, the Company and TME each agreed to pay $125,000 in cash to TMNI International Incorporated ("TMNI") and the Company and TME issued TMNI a joint promissory note in the principal amount of $500,000. The liability has been split between the two companies equally, and is payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is convertible at the holder's option into an equal number of shares of Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Countdown acquisition, which consent was required by the terms of the master license agreement from TMNI under which the Company operates its discount restaurant card business. For a more detailed discussion of the terms of this transaction, reference is made to the Company's current report on form 8-K dated December 2, 1997, which is incorporated by this reference herein.

13.  LEASES

     The Company leases certain office space under lease agreements.

     Future minimum lease payments under non-cancellable operating leases as of September 30, 1997, are as follows:

     Year ending September 30, 1998                 $48,100
                                                    -------
                                                    -------

     The amount charged to the consolidated statement of operations for rent expense in the year ended September 30,1997 was $42,465 (1996: $44,641)


14.  INCOME TAXES

     Income taxes reflected in the accompanying consolidated statements of operations differed from the amounts computed by applying the US federal tax rate of 34% to loss before taxes as a result of the following:

                                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                      1997             1996             1995
                                                                  -------------  -----------------  -------------
Computed 'expected' tax benefit.................................   $  (707,000)  $        (682,000)  $  (677,000)
State taxes.....................................................       --                    8,000       --
Change in valuation allowance for deferred tax assets...........       683,000             646,000       580,000
Effect of graduated tax rates...................................       --               --
Other...........................................................        24,000              28,000        97,000
                                                                  -------------  -----------------  -------------
Income tax expense..............................................   $   --        $      --           $   --
                                                                  -------------  -----------------  -------------
                                                                  -------------  -----------------  -------------

     The tax effects of temporary differences that give rise to deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carry forwards..........................  $1,999,000  $1,306,000   $ 648,000
Pre operating costs capitalised for tax purposes...........      27,000      37,000      49,000
                                                             ----------  ----------   ---------
Total......................................................   2,026,000   1,343,000     697,000
Less valuation allowance...................................  (2,026,000) (1,343,000)   (697,000)
                                                             ----------  ----------   ---------
Net deferred tax assets....................................  $   --      $   --       $   --
                                                             ----------  ----------   ---------
                                                             ----------  ----------   ---------

     The US Federal net operating loss carry forward at September 30, 1997 of approximately $3.5 million will begin to expire in the year 2010. The foreign net operating loss carry forward of approximately $2.7 million may be carried forward indefinitely.

15. COMMITMENTS

     Each quarter the Company must pay to Network in cash for any part of the licensed territories developed by the Company or any affiliate of the Company a royalty equal to 2% of gross sales. 'Gross sales' are the gross reduction during the quarter in Food and Beverage Credits. The Company will also pay Network 2% of the gross sales resulting from any other services that Network in the future may provide to cardholders or participating restaurants. Royalties charged to income, pursuant to this agreement amounted to $93,893 for the year ended September 30, 1997 ($42,596 in 1996).

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

     The Company also has other obligations under the Transmedia License respecting business practices, use of Network software programs, marketing, training, confidentiality and standard of performance, among others, the material breach of any of which may result in the termination of the full rights under the Transmedia License.
     The Company, jointly with its affiliate TME, is committed to making further payments in relation to the acquisition of NHS. These consist of payments due on January 31, 1998 to certain principals as sign-on fees amounting to Aus.$2,000,000 ( $1,460,000) and the second tranche for 51% of the shares of common stock of NHS for Aus.$2,842,540 ($2,075,000). Payment of the second tranche and Aus. $1,250,000 ($912,500) of the sign-on fee due to the principals, may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum. The Company has given notice that payment of the second tranche and Aus. $1,250,000 ($912,500) of the sign-on fee due to the principals, due January 31, 1998 is being extended by the permitted 90 days and, at the the request of the principals, the payment of the proportion of the sign on fees due on January 31, 1998 has been delayed pending their instructions. The balance of the payments due to certain principals as sign-on fees amounting to Aus.$2,000,000 ($1,460,000) is due on June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. The option to acquire the 49% balance of the shares of common stock of NHS for Aus.$2,497,655 ($1,823,000) is exercisable at any time through June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

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

17.  SUBSEQUENT EVENTS

     The Company, jointly with its affiliate TME, has made a significant capital commitment for the completion of the purchase of 51% on an indirect basis, of NHS in Australia. This commitment consists of a total commitment of Aus. $12,500,000 ($9,125,000), of which Aus. $4,000,000 ($2,940,000) represents sign-on fees payable to certain individuals of NHS, and the balance of which represents a deposit and amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in cash and shares of Common Stock of the Company and its affiliate, Transmedia Europe, Inc., while the second tranche is payable in cash only. The Company also, jointly with its affiliate TME, acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus. $2,497,655. ($1,823,000)

     On October 17, 1997 the Company signed a letter of intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. $50,000 in cash and 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. This deposit became the property of the Principals in the corporation as of January 15, 1998. The Letter of Intent provides for a purchase price of $3,750,000 in cash plus $500,000 in unrestricted shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

     On December 23, 1997 the Company signed a letter of intent to purchase 50% of the shares of Common Stock of a privately held corporation engaged in a complementary field of business. 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. The Letter of Intent provides for a purchase price of pounds UK 500,000 ($800,000) in cash with an option to take up to pounds UK 200,000 ($320,000) of the purchase price in shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

     On January 9, 1998, the Company entered into an agreement in principle, subject to confirmation by contract, to purchase 85% of the share capital of Network America Inc., of Dallas, Texas. The consideration consists of a cash deposit of $50,000 to the Principals, the redemption by the Company on January 19, 1998 of an outstanding Promissory Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay a sum of $250,000 in cash to the Principals on March 31, 1998, and an undertaking by the Company to pay a sum of $1,000,000 in eighteen subsequent equal monthly instalments of $55,555 each.

     On January 16, 1998, Mr. C.E.C. Radbone resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown, a subsidiary of the Company, was cancelled. Mr. Radbone holds 1,330,524 shares of Common Stock of the Company and options to purchase 277,193 shares of Common Stock of the Company at $0.90 per share, and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares and options at a purchase price of $1 per share. Under the option, Mr. Guinan pledged $250,000 in value of shares of the Company's Common Stock owned by him (together with $250,000 in value of Transmedia Europe, Inc. Common Stock owned by him), which will be transferred to Mr. Radbone if the option is not exercised and paid by January 15, 1999.

ITEM 9--CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

NOT APPLICABLE

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Table of Directors and Executive Officers.

The table below sets forth the names and ages for all of the directors and executive officers of the Company. The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Edward J. Guinan III.................................          51   Chairman and Chief Executive Officer
Paul L. Harrison.....................................          37   Director and Secretary
Carl Freyer..........................................          58   Director
Ellis Varejes........................................          46   Director
Joseph V. Vittoria...................................          63   Director
David S. Vaillancourt................................          51   Chief Financial Officer

(b) Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

(c) Experience of Directors and Executive Officers for the Past Five Years.

Edward J. Guinan III has been the Chairman of the Company, Chief Executive Officer and a director of the Company since its inception. Mr. Guinan has been the Chairman, Chief Executive Officer and director of Transmedia Australia since its inception. Mr. Guinan began his career on Wall Street when he purchased a seat on the New York Mercantile Exchange. He traded on the floor for his own account until 1979, when he became a broker for the firm of Moseley Hallgarten Estabrook and Weeden, where he eventually became manager of their New York office. From 1982 through 1984, he was employed by Cowen and Company in New York. In 1984, Mr. Guinan established his own broker-dealer firm, Guinan and Company. From 1990 through 1991, Mr. Guinan was a broker at the head of the corporate finance department at Ernst and Company, a member of the New York Stock Exchange. During 1992, Mr. Guinan was head of the corporate finance department at First Hanover Securities, Inc., a New York broker-dealer. Since February 1993, Mr. Guinan has served as President, Chief Executive Officer and director of the Company, as well as its affiliate company, Transmedia Europe Inc. ("Transmedia Europe"). Since May 1995, Mr. Guinan has served as President, Chief Executive Officer, Chief Financial Officer and the sole director of International Advance, Inc. ("Advance"). Since November, 1995, Mr. Guinan has been a director of Transmedia La Carte Restaurant SA ("Transmedia France"), of which Transmedia Europe has a 50.1% equity interest. Mr. Guinan presently devotes substantially all of such time as is necessary to the affairs of the Company.

Paul L. Harrison is presently Secretary and a director of the Company, and was a director and President of Transmedia Australia from May 1994 until June 1997. Mr. Harrison is also Secretary and a director of Transmedia Europe. In 1993, Mr. Harrison acted as a consultant to Transmedia Europe in connection with the commencement of business operations and initial financing thereof. From 1989 until 1994, Mr. Harrison was Vice-President -- European Equities of Salomon Brothers, London, with responsibility for coordinating and marketing the sales of various derivatives and other equity securities to European based institutional clients. Mr. Harrison held that position from 1989 onwards.

(c) Experience of Directors and Executive Officers for the Past Five Years (continued)

From 1988 through 1989, Mr. Harrison was Main Board Director of
County/NatWest, Wood Mackenzie, the investment banking arm of NatWest Bank NA in the United Kingdom, with responsibility for developing business strategy and managing a team of securities brokers. For two years prior thereto, Mr. Harrison was an Assistant Director of Hill Samuel Merchant Bank and Executive Vice-President of Wood Mackenzie Inc., with responsibilities to manage and develop the United States brokerage operations of this United Kingdom firm.

    Joseph V. Vittoria has been a director of the Company since inception. From September 1987 to January 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., and was a senior executive at Avis since 1982. Mr. Vittoria is a director of UAL Corporation. He holds a BS in civil engineering from Yale University and an MBA from Columbia University. Mr. Vittoria also holds an honorary Doctor of Laws degree from Molloy College. Mr. Vittoria is also a director of Transmedia Europe.

    Carl H. Freyer has been a director of the Company since 1996. Mr. Freyer is the President of Freyer Corporation, a financial consulting firm. He has been a director of G-Tech Corporation, Computer Investors Group Inc. and two banks. Mr. Freyer holds a BS in electrical engineerig from Tufts University and an MBA from Harvard University.

    Ellis Varejes has been a director of the Company since 1997. He is the corporate services partner of Abbott Tout, Solicitors, in Sydney, Australia. Mr. Varejes practises principally in the area of corporate and business transactions, both nationally and internationally. He has significant experience in mergers and acquisitions and corporate finance, as well as in banking and taxation law. He is a graduate in Commerce and in Laws from the University of Witwatersrand, South Africa.

    David S. Vaillancourt has been Chief Financial Officer of the Company since 1997. Mr. Vaillancourt is also Chief Financial Officer of Transmedia Europe. Prior to joining the Company, Mr. Vaillancourt spent three years as Senior Vice President and Chief Administrative Officer of an international human resource company, based in Toronto -- with overall responsibility for domestic and international finance and administration. Prior to this, Mr. Vaillancourt spent seven years in corporate finance and venture capital consulting, when he operated his own company working in North and Central America, Western Europe, the Middle East and Australasia/Pacific. He has also served as Vice President Finance for a subsidiary of Olympia and York Inc., as well as Chief Financial Officer -- International, for Carlson Companies, Inc., in Minneapolis and Chicago. He is a member of the Chartered Institute of Management Accountants, London.

(d) Involvement in Certain Legal Proceedings

None.

(e) Compliance with Section 16 (a) of the Securities Exchange Act of 1934.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time, during the fiscal year ended September 30, 1997 was a director, executive officer or beneficial owner of more than 10% of the Company's common stock, $.00001 par value per share (the "Common Stock") with respect to the fiscal year ended September 30, 1997 and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and any written representations from such persons, the Company believes that during and with respect to the fiscal year ended September 30, 1997, all filing requirements under Section 16(a) of the 1934 Act, applicable to its directors, executive officers and the beneficial owners of more than 10% of the Company's Common Stock were complied with.

ITEM 11--EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth the total compensation (including salary, bonus and all other forms of annual and long-term compensation) paid to or accrued by the Company during the fiscal years 1997, 1996 and 1995 for the Chief Executive Officer and the current executive officers of the Company who earned over $100,000 during the Company's last fiscal year (the "Named Executives").

     Mr. Guinan is the Chairman and Chief Executive Officer and Mr. Harrison is the Secretary of the Company. During fiscal year 1997, no officer of the Company, other than Mr. Guinan and Mr. Harrison, earned more than $100,000.

                                                                                             LONG-TERM
                                                                            ANNUAL         COMPENSATION
                                                                         COMPENSATION         AWARDS              ALL OTHER
NAME AND PRINCIPAL POSITION                                     YEAR        SALARY         OPTIONS/SAR'S        COMPENSATION
------------------------------------------------------------  ---------  -------------  -------------------  -------------------
Edward J. Guinan III                                          1997           $ 100,000(1)         0                   0
                                                              1996             153,625(2)         0                22,925(3)
                                                              1995             160,000(4)         0                   0
Paul L. Harrison                                              1997           $ 154,000(1)         0                   0
                                                              1996             122,900(2)         0                   0
                                                              1995             128,000(4)         0                   0

------------------------

(1) Based upon an exchange rate of L1 to $1.621

(2) Based upon an exchange rate of L1 to $1.536

(3) Represents reimbursement of travel and entertainment expenses

(4) Based upon an exchange rate of L1 to $1.60

     YEAR END OPTION VALUES TABLE

     The following table sets forth information at September 30, 1997, concerning exercisable and non exercisable options held by the Named Executives. During fiscal 1997, non of the Named Executives was granted any options or exercised any options. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year end price of the Common Stock which was $1 3/8.




                                                       Number of Securities           Value of
                                                           Underlying                Unexercised
                                                           Unexercised               In-the-Money
                            Shares                      Options at Fiscal          Options at Fiscal
                           Acquired      Value            Year-End(#)                Year End($)
                         On Exercise     Realized       Exercisable(E)/            Exercisable(E)/
 Name                        (#)           ($)         Unexercisable(U)            Unexercisable(U)
 ---------------------------------------------------------------------------------------------------

Paul L Harrison              0                 0            800,000(E)                 80,000
1995 Plan for outside
        directors         50,000               0             50,000(U)
CEC Radbone              277,193               0            277,193(U)



     EMPLOYMENT AGREEMENTS

     Mr. Guinan and Mr. Harrison have each entered into employment agreements ("Employment Agreements") with the Company, effective May 26, 1994 ("Effective Date"). The Employment Agreements provide for an initial term of three years, with one year renewals thereafter unless terminated by either party and for restrictions on confidentiality and non-competition during the term and for a period of two years thereafter. Mr Guinan's contract provides for a salary of $100,000 per annum and participation in executive benefit programs and Mr. Harrison's provides for a salary of L100,000 ($162,100). Mr. Harrison's original contract also provided for the issuance of non-transferable options to purchase 800,000 shares of Common Stock at $1 per share vesting 50% on May 9, 1995 and the balance on May 9, 1996, and participation in executive benefit programs. Mr. Guinan and Mr. Harrison may be discharged for cause including failure or refusal to perform their respective duties, dishonesty, conviction of a felony or fraud, failure adequately to perform their services, engagement in acts detrimental to the Company, material breach of their respective Employment Agreements, disability or death. Mr. Guinan is also employed by Transmedia Europe and Advance. Mr. Guinan is required to devote sufficient time to the business of the Company in his discretion.

     STOCK OPTION PLANS

     Effective May 2, 1994, the Company adopted the 1994 Stock Option Plan ("the 1994 Plan"). The purpose of the 1994 Plan is to attract and retain personnel of the highest calibre and provide increased incentives for officers, and employees to promote the well-being of the Company.

     The 1994 Plan authorizes the granting of incentive stock options or non-qualified stock options of Common Stock, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the issued Common Stock.
     Unless sooner terminated, the 1994 Plan expires on April 1 2004. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the 1994 Plan. Under the 1994 Plan, no stock option may be granted having an exercise price which is less than the fair market value of the Common Stock on the date of grant.

     Effective May 25, 1994 in connection with the Employment Agreement of Paul Harrison, the Company granted non-transferable options to purchase 800,000 shares of Common Stock at $1 per share, all of which are vested.

     In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1995 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides for automatic granting to each non-employee director of the Company on each January 1, commencing January 1, 1996, a stock option for 10,000 shares of Common Stock, and that Mr. Vittoria and another non-employee director who subsequently resigned each would receive thereunder options covering 20,000 shares with respect to prior services on the Board. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000, which amount is subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exercisable by the optionee for a period of five years from the date of the grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant. As of January 30, 1998, 40,000 options have been granted under the Outside Directors Plan.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the number of shares of Common Stock beneficially owned as of January 30, 1998 by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current Named Executive and director and (iii) all curent executive officers and directors of the Company as a group. All shares are owned both of record and beneficially unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Asia Pacific, Inc. 11 St. James's Square, London SW1Y 4LB,
     England.

                                       NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED
     -------------------------------------------------------------------------------------------------------------------------
     NAME AND ADDRESS                                                 SHARES OWNED                       PERCENTAGE OWNED
     ----------------------------------------------  ----------------------------------------------  -------------------------
     FAI Overseas..................................         1,740,476(1)
     Investment Pty
                                                     77 Pacific Highway
     Sydney, Australia 2059
     Edward J. Guinan III..........................      5,759,050(2)(3)
     Paul L. Harrison
     Joseph V. Vittoria............................             959,200
     All directors and officers as a group (six
       persons as a group) (2)(3)(4)(5)(6)


     ------------------------

(1) Includes 297,619 shares of Common Stock issuable upon exercise of warrants.

(2) Includes the 450,000 shares of Common Stock owned by Conestoga Partners II Inc. ("Conestoga") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a Director and the President and Chief Executive Officer of Conestoga and owns 75% of the outstanding capital stock thereof.

(3) Includes 800,000 shares of Common Stock placed in trusts set up for Mr. Guinan's children and certain other shares for which Mr. Guinan disclaims beneficial ownership and 158,050 shares of Common Stock owed by Advance which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling stockholder of Advance. Does not include 93,750 shares of Common Stock owned by Edward
    J. Guinan Jr., Mr. Guinan's father, of which Mr. Guinan disclaims beneficial ownership.

(4) Includes 800,000 shares of Common Stock issuable on exercise of options. Does not include 226,858 shares of Common Stock owned by Conestoga, of which Mr. Harrison is a director and minority shareholder, of which he disclaims beneficial ownership.

(5) Includes 50,000 shares of Common Stock issuable upon exercise of options.

(6) Includes 10,000 shares of Common Stock issuable upon exercise of options.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year, the Company entered into an agreement with Mr. Joseph Vittoria, a director and shareholder of the Company, whereby Mr. Vittoria advanced the sum of $1,000,000 as a loan to the Company for the cash portion of the purchase of Countdown Holdings Limited ("Countdown"). The loan was originally scheduled to mature on September 27, 1997, bears interest at 12% per annum, and is collateralised by a pledge of all the shares in Countdown purchased by the Company from Mr. C.E.C. Radbone, the former owner. The loan as renewed, upon maturity, by agreement between Edward J. Guinan III, Chairman of the Board, and Mr. Joseph V. Vittoria.

     During fiscal 1997, the Company received a net payment of $1,240,000 from Transmedia Europe in repayment of temporary funding. In fiscal 1997, management expenses of $892,566 were charged from Transmedia Europe on behalf of the Company. The
     $254,134 balance as of September 30, 1997 due to Transmedia
     Europe from the Company is non-interest bearing and is repayable on demand. Messrs. Guinan and Vittoria, Harrison and Freyer are also directors of Transmedia Europe. See "Directors and Executive Officers of Registrant." In April 1997 and December 1997, the Company and Transmedia Europe engaged in two significant acquisitions. See "Item 1. Business -- Countdown Acquisition and -- NHS Acquisition."

     Mr. Joseph V. Vittoria, a director and shareholder of the Comapny, and FAT Overseas Investment Pty Ltd., being princiapl shareholders of the Comapny, purchased respectively 181,355 and 362,600 shares of Common STock of the Company (and 60,445 and 120,866 warrants respectively) in the Comapny's Private Placement which was completed in December 1997. In addition, Mr. Vittoria and FAO Overseas Investments Pty Ltd were granted 107,248 and 214,857 warrants respectively in exchange for their agreement to purchase on a standby basis a portion of the shares in the Private Placement.

     In November 1997, the Company, jointly with Transmedia Europe, signed a letter of intent to purchase another company. In connection therewith, shares held personally in the Company by Mr. Edward Guinan wore tendered as a deposit. See "Item 7 -- Liquidity."

     In January 1998, the Company, jointly with Transmedia Europe, signed a letter of intent to purchase another company. In connection therewith, cash was tendered as a deposit, together with shares in the Company held personally by Mr. Edward Guinan. See "Item 7 -- Liquidity."

     In January 1998, Mr. Guinan acquired from Mr. Radbone an option to purchase the shares an options held by Mr. Radbone in the Company. The consideration for this option was a pledge by Mr. Guinan of $250,000 in value of shares of Common Stock in the Company owned by him, together with $250,000 in value of shares of Common Stock in Transmedia Europe. In addition, Mr. Guinan extended a loan to the Company of UK pounds 100,000 ($162,500), which loan is non-interest bearing and without specified repayment terms.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K-A
---------------------------------------------------------------------------

     The following documents are being filed as part of this Report.

     (a)(1)  Financial Statements:

             Transmedia Asia Pacific, Inc.
             See "Index to Financial Statement" contained in Part II, Item 8

     (a)(2)  Financial Statement Schedule:

             All schedules are omitted because they are not applicable or the required information is shown in the Financial Statement or the Notes thereto.

     (a)(3)  Exhibits:

             (i) Consolidated Financial Statements for significant associate Countdown Holdings Limited (no difference between UK GAAP and US GAAP for these accounts)

            (ii) Agreement between the Company, Transmedia Europe, Inc. and C.E.C. Radbone as to the acquisition of Countdown Holdings Limited
            (iii) Amendment to loan agreement by a director of the Company, in connection with a loan of $1,000,000 to facilitate the acquisition of Countdown Holdings Limited

            (iv) Lease on 1 Hurlingham Business Park, Sulivan Road, London SW6 3DU, United Kingdom

            (v)      Option in respect of the purchase of ICON Travel Pty
                     Limited.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                TRANSMEDIA ASIA PACIFIC, INC.
                                (REGISTRANT)



DATE: MARCH 5, 1998             /S/ EDWARD J. GUINAN III
                                --------------------------------------
                                NAME:   EDWARD J. GUINAN III
                                TITLE:  CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                         AND DIRECTOR

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE:   MARCH 5, 1998            /s/ Edward J. Guinan III
                                 ------------------------------------
                                 Name:  Edward J. Guinan III
                                 Title: Chairman, Chief Executive Officer
                                         and Director

DATE:   MARCH 5, 1998            /s/ Paul L. Harrison
                                 ------------------------------------
                                 Name:  Paul L. Harrison
                                 Title: Secretary and Director

DATE:   MARCH 5, 1998            /s/Carl Freyer
                                 ------------------------------------
                                 Name:  Carl Freyer
                                 Title: Director

DATE:   MARCH 5, 1998            /s/ Joseph Vittoria
                                 ------------------------------------
                                 Name:  Joseph Vittoria
                                 Title: Director

DATE:   MARCH 5, 1998            /s/ Ellis N. Varejes
                                 ------------------------------------
                                 Name:  Ellis N. Varejes
                                 Title: Director

DATE:   MARCH 5, 1998            /s/ David Vaillancourt
                                 ------------------------------------
                                 Name:  David Vaillancourt
                                 Title: Chief Financial Officer and
                                        Principal Financial Officer