Form 10-K/A
period 1997-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1998-03-13
CIK 925063

                                    FORM 10-K/A
                                   AMENDMENT NO.3

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 13th, 1998 was $8,206,786 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of the Registrant's Common Stock, as of March 13th, 1998 was 16,596,095.

Documents Incorporated by Reference: None.

The purpose of this Amendment is to amend items 1-13 inclusive.

                           Report of Independent Auditors


The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.


We have audited the accompanying consolidated balance sheet of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1997, and the result of the operations and their cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses during the year ended September 30, 1997, both from operations and from restructuring and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and exercises of warrants, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and exercises of warrants. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustment which might result from this uncertainty.



March 13, 1998




BDO Stoy Hayward
London, England

TRANMEDIA ASIA PACIFIC INC. AND SUBSIDIARY

------------------------------------------------------------------------------



SIGNATURES


Persuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused their Report to be signed on its behalf by the undersigned thereunto duly authorised.




TRANSMEDIA ASIA PACIFIC, INC.






By /s/David Vaillancourt
------------------------
David Vaillancourt
Chief Financial Officer and Principal Financial Officer

March 13 1998