Form 10-Q
period 1998-03-31
TRANSMEDIA ASIA PACIFIC INC
filed 1998-05-26
CIK 925063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF

          1934

For the transition period from ________________to______________________________

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

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
            ---------------------------------------------------------
              (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                          ----------------------------
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                                                    Yes    //    No      /X/




           17,991,316 Shares, $.00001 par value, as of April 15, 1998
(Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------



                                TABLE OF CONTENTS


PART I : CONSOLIDATED FINANCIAL INFORMATION

ITEM 1                                                                                                      Pages 1-15
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 1998 and September 30, 1997

Consolidated Statement of Operations for the three months ended March 31, 1998 and 1997 and the six months ended March 31, 1998 and 1997

Consolidated Statement of Cash Flows for the six months ended March 31, 1998 and 1997

Notes to the Consolidated Financial Statements

ITEM 2                                                                                                      Pages 16-18
Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:  OTHER INFORMATION                                                                                 Page 19

SIGNATURES                                                                                                  Page 19



The consolidated financial statements are unaudited. However, management believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the company at September 30, 1997 and March 31, 1998, the results of its operations for the three and six months ended March 31, 1998 and 1997 and the changes in its cash flows for the six months ended March 31, 1998 and 1997

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------



                                                                        March 31,                          September 30,
                                                                          1998                                  1997
                                                                       (Unaudited)                           (Audited)
                                                                      -------------                      ---------------
Assets

Current assets

      Cash and cash equivalents                                        $ 937,435                          $  13,104

      Trade accounts receivable                                          250,639                             56,563

      Restaurant credits (net of allowance for irrecoverable
      credits of  $125,207 at March 31, 1998 and of
      $ 114,610 at September 30, 1997)                                   191,006                            301,815

      Amounts due from related parties (note 13)                          68,409                            258,533

      Prepaid expenses and other current assets                          473,453                             18,784
                                                                     -----------                          ---------

Total current assets                                                   1,920,942                            648,799
                                                                     -----------                          ---------

Non current assets

      Investment in affiliated company (Note 9)                        2,539,608                          2,715,442

      Property and equipment, (net of accumulated
      depreciation  of  $598,349 at March 31, 1998 and
      $106,260 at September 30, 1997)                                    206,465                             94,250


      Intangible and other assets, (net of accumulated
      amortisation of  $705,965 at March 31, 1998 and
      $ 643,847 at September 30, 1997)(note 10)                        1,134,825                          1,196,943

      Goodwill, (net of accumulated
      amortisation of  $85,000 at March 31, 1998 and
      $ Nil at September 30, 1997)(note 11)                            4,254,657                                  0

      Other assets                                                             0                            142,946
                                                                     -----------                         ----------

Total assets                                                         $10,056,498                         $4,798,380
                                                                     -----------                         ----------
                                                                     -----------                         ----------



See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------



                                                                       March 31,                      September 30,
                                                                         1998                           1997
                                                                      (Unaudited)                     (Audited)
                                                                      ----------                     ------------
Liabilities and Stockholders' Equity

Current liabilities

      Trade accounts payable                                 $           290,790                        $  267,232
      Deferred membership fee income                                     252,953                           104,375
      Accrued liabilities                                                799,608                           330,908
      Deferred cost of investment                                      3,350,220                                 0
      Amount due to related parties (note 13)                          1,396,972                         1,345,712
                                                                      ----------                       -----------

Total Current Liabilities                                    $         6,090,543                    $     2,048,227
                                                                      ----------                       ------------

Stockholders' equity

      Common stock, $0.00001 par value per share
      Authorised 95,000,000 shares;
      (17,991,316 issued and outstanding at March 31, 1998
      and 15,249,221 at September 30, 1997)                                  180                               153

      Additional paid in capital                                      12,058,261                         9,962,922

      Cumulative foreign currency translation                            459,048                           163,719
      adjustment

      Accumulated deficit                                            (8,626,620)                        (7,376,641)
                                                                      ----------                         ----------
      Total Stockholders' Equity                                       3,890,869                          2,750,153
                                                                      ----------                         ----------

      Minority interest                                                   75,083                                  0
                                                                      ----------                         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 10,056,498                       $  4,798,380
                                                                     -----------                        -----------
                                                                     -----------                        -----------


See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------


                                                                    Three months     Three months      Six months       Six months
                                                                        ended           ended            ended            ended
                                                                       March 31,       March 31,        March 31,        March 31,
                                                                        1998             1997             1998             1997
                                                                    ------------     ------------     ------------     ------------

Total revenues                                                        1,062,755          523,670        1,752,791        1,154,675

Cost of sales                                                          (296,248)        (328,955)        (578,357)        (688,036)
                                                                    ------------     ------------     ------------     ------------

Gross profit                                                            766,506          194,715        1,174,433        466,639

Selling, general and
administrative expenses                                              (1,439,581)        (927,443)      (2,358,243)      (1,664,282)
                                                                    ------------     ------------     ------------     ------------

Loss from operations                                                   (673,075)        (732,728)      (1,183,810)      (1,197,643)

Share of profits/losses of associated company                            37,542                0            5,978                0

Interest income                                                           1,438           11,810            2,936           18,494
                                                                    ------------     ------------     ------------     ------------

Loss before income taxes                                               (634,095)        (720,918)      (1,174,896)      (1,179,149)

Income taxes                                                                  0                0                0                0
                                                                    ------------     ------------     ------------     ------------

Loss after income taxes                                                (634,095)        (720,918)      (1,174,896)      (1,179,149)

Minority Interest                                                       (37,298)               0          (75,083)               0
                                                                    ------------     ------------     ------------     ------------

Net loss                                                           $   (671,393)    $   (720,918)    $ (1,249,979)    $ (1,179,149)
                                                                    ------------     ------------     ------------     ------------

Loss per common share                                              $      (0.04)    $      (0.05)    $      (0.08)    $      (0.09)

Weighted average number of  common
shares outstanding                                                   16,687,695       13,918,697       16,111,653        13,695,586
                                                                    ------------     ------------     ------------     ------------

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------


                                                                 Six months ended                 Six months ended
                                                                  March 31, 1998                  March 31, 1997
                                                                 ---------------                  ---------------
Cash flows from Operating Activities:
      - Net loss                                                     $(1,249,979)                    $ (1,179,149)

Adjustment to reconcile net loss
to net cash used in operating activities
      - Depreciation                                                      22,315                           15,991
      - Amortization of intangible assets                                147,118                           61,360
      - Provision for irrecoverable restaurant credits                   100,000                           26,564
      - Share of associated company profits                               (5,978)                               0
      - Unrealised foreign exchange losses                               249,339                                0

Changes in assets and liabilities:
      - Trade accounts payable                                          (267,232)                         (13,930)
      - Accrued liabilities                                               52,878                          (14,326)
      - Restaurant credits                                                10,809                          106,635
      - Prepaid expense and other current assets                         (32,617)                         125,877
      - Trade accounts receivable                                         35,880                                0
      - Deferred membership fees                                         (46,570)                         (56,019)
      - Write off of Hawaii option                                             0                          150,000
                                                                  --------------                   --------------
Net cash used in operating activities                                   (984,037)                        (776,997)
                                                                 ---------------                   --------------
Cash flows from investing activities:

      - Due from/(to) related parties                                    241,384                         (380,510)
      - Purchase of property and equipment                                     0                          (21,151)
      - Purchase of NHS option                                        (1,072,614)                        (142,946)
      - Purchase of Countdown option                                           0                         (264,006)
      - Loan from Countdown                                              181,812                                0
                                                                 ---------------                   --------------
Net cash used in investing activities                                   (649,418)                        (808,613)
                                                                 ---------------                   --------------
Cash flows from financing activities:

      - Bank overdraft                                                         0                          (40,051)
      - Net proceeds received from issuance of:
         common stock                                                  1,595,366                        1,097,500
      - NHS cash acquired                                                841,347                                0
                                                                 ---------------                   --------------
Net cash (used in)/provided by financing activities                    2,436,713                        1,057,449
                                                                 ---------------                   --------------
Effect of foreign currency on cash                                        45,990                           10,107
Minority Interest                                                         78,083                                0
                                                                 ---------------                   --------------
Net (decrease)/increase in cash and
cash equivalents                                                         924,331                         (518,054)
Cash and cash equivalents at
beginning of period                                                       13,104                        1,171,305
                                                                 ---------------                   --------------
Cash and cash equivalents at
at end of period.                                                       $937,435                        $ 653,251
                                                                 ---------------                   --------------
                                                                 ---------------                   --------------


Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


Item 1 - The Company

Transmedia Asia Pacific, Inc. ("TMAP" or "the Company") is a Delaware corporation which was organized in March 1994 and commenced operations in Sydney, Australia in November 1994. On May 2, 1994 the Company acquired from Conestoga Partners II Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"), pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a restaurant discount charge card business. The licensed territories comprise all Asian and Pacific Rim countries including Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories"). Network is an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company.

On April 3, 1997 the Company acquired a 50% interest in Countdown Holdings plc ("Countdown"). In a simultaneous transaction Transmedia Europe, Inc. ("TME"), a Delaware corporation which shares common directors and officers with the Company, acquired the remaining 50% of Countdown. Founded 27 years ago, Countdown is a leading international provider of shopping and leisure discount benefits to approximately 6,500,000 members with over 100,000 participating merchants in 47 countries. Countdown's head office is based in London with further infrastructure support provided by licensees operating in 14 countries. Within the UK market, there are approximately 25,000 participating merchants and 2,500,000 members.

On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia), a company owned equally by the Company and TME, purchased 51% of the common stock of Nationwide Helpline Services Pty. Limited ("NHS"), an Australian company through a newly incorporated intermediary holding company. Transmedia Australia also agreed to purchase the remaining 49% of the common stock of NHS on or before June 30, 1998. The exercise period can be extended by the Company and TME through September 30, 1998 (Refer Note 13 "Acquisitions" for further details).

As of March 31, 1998, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:


Name                                                            Country of  Incorporation                           %  Owned

Transmedia Australia Pty Ltd                                    Australia                                               100
Transmedia Australasia Pty Ltd                                  New Zealand                                             100
Transmedia Australia Holdings Pty Ltd                           Australia                                                50
Countdown Holdings plc                                          UK                                                       50
Transmedia Australia Travel Holdings Pty Ltd                    Australia                                                50



All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and six months ended March 31, 1998 and 1997 and the changes in cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the financial statements of the Company and its subsidiaries and NHS. The consolidated balance sheet includes the assets and liabilities of NHS and the consolidated statement of operations includes the results of operations of NHS, notwithstanding the fact that the Company's interest in the equity capital of Transmedia Australia (owner of 51% of NHS) is 50%. This basis of presentation has been adopted because the Company has effective control of Transmedia Australia. All significant intercompany transactions have been eliminated in consolidation.

The September 30, 1997 balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and complete identified acquisitions. Management remains confident, based upon the Company's history of obtaining necessary financing, that sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete the acquisitions.

Note 3. Foreign Currencies

The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pound sterling and Australian dollar.

For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. Consolidated statements of income for the Company's subsidiaries are translated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3. Foreign Currencies (continued)

The average exchange rates during the three and six months ended March 31, 1998 and March 31, 1997 and the exchange rates in effect at March 31, 1998 and September 30, 1997 were as follows:


                                                                        UK Pound                 Australian
                                                                        Sterling L               Dollar

         Average exchange rates
         ----------------------
         3 months ended March 31, 1998                                    1.6500                    0.6579
         6 months ended March 31, 1998                                    1.6400                    0.6667
         3 months ended March 31, 1997                                    1.5700                    0.7407
         6 months ended March 31, 1997                                    1.5600                    0.7353

         Closing exchange rate
         ---------------------
         September 30, 1997                                               1.6125                    0.7251
         March 31, 1998                                                   1.6700                    0.6452


Note 4. Income taxes

The Company adopts Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which recognizes (a) the amount of taxes payable or refundable in the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statements or tax returns.

A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised

Note 5. New Accounting Standards

Effective for the quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this standard. The adoption of this standard has not had a material effect on the Company's restated historic earnings per share

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 6. Revenues

Revenues comprise:

(i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and the cardholders' membership fees, and

(ii)   Travel agency commissions earned by the Teletravel division of NHS.

Transmedia card membership fees are recognised as revenue in equal monthly instalments over the membership period. NHS membership fees paid by sponsoring corporations for the provision of "helpline" services, are recognized as revenue when received.

Note 7. License Costs

The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the license costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as at March 31, 1998.

Note 8. Restaurant Credits

Restaurant credits represent the total advances made to participating restaurants less the amount recouped by the Company as a result of Company cardholders using their cards at participating restaurants. Restaurant credits are recouped by the Company within one year of advance and accordingly are classified as a current asset. The amount by which such credits are recouped equates to approximately 50% of the retail value of the food and beverage purchased by cardholders at participating restaurants. The Company periodically reviews the recoverability of restaurant credits and establishes an appropriate provision against irrecoverable restaurant credits.

The funds advanced to participating restaurants are generally unsecured.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 9. Investment in Affiliated Company

Investment in affiliated company comprises the Company's interest in Countdown which is made up as follows:

                                                                             March 31,          September 30,
                                                                                1998              1997

         Cost of investment                                                $ 2,854,347          $ 2,854,347

         Share of profits/(losses)

         - Year ended 30 September, 1997                                     (202,905)            (202,905)

         - Six months ended 30 March, 1998                                      5,978                  0

         Amounts due from/(to) affiliates                                    (117,812)              64,000
                                                                          ------------          ------------
                                                                           $ 2,539,608          $ 2,715,442
                                                                          ------------          ------------
                                                                          ------------          ------------



 Note 10. Intangible Assets

 Intangible assets consist of the cost of the Transmedia License net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations on October 1, 1993. The carrying value of the Transmedia License is made up as follows:

 Intangible assets consists of the following:


                                                    License Costs
         Cost

         Balance at September 30, 1997                 1,840,790
         Additions                                             0
                                                     -----------
         Balance at March 31, 1998                     1,840,790
                                                     -----------
         Amortization

         Balance at September 30, 1997                   643,847
         Charge for period                                62,118
                                                     -----------
         Balance at March 31, 1998                       705,965
                                                     -----------
         Net book value                            $   1,134,825
                                                     -----------


                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 11. Goodwill

The Company recognises the excess of the purchase price paid over the fair value of net assets acquired in connection with its acquisitions as goodwill. Goodwill arising on acquisitions is being amortized on a straight line basis usually over a period of fifteen years


                                                      Goodwill

         Cost

         Balance at September 30, 1997                         0
         Additions                                     4,339,657
                                                     -----------
         Balance at March 31, 1998                     4,339,657
                                                     -----------
         Amortization

         Balance at September 30, 1997                         0
         Charge for period                                85,000
                                                     -----------
         Balance at March 31, 1998                        85,000
                                                     -----------
         Net book value                            $   4,254,657
                                                     -----------


Note 12. Stockholders Equity

         On August 7, 1997 the Company commenced a private placement (the "Placement") pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on December 31, 1997 upon the sale of 1,137,095 shares of common stock at $1.00 per share resulting in gross proceeds to the company of $ $1,137,095. For every three shares purchased each purchaser received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.00 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years. In addition, in consideration of their agreement to purchase, on a standby basis, a number of shares in the Placement, certain holders of preferred stock of the Company were granted three-year warrants to purchase an aggregate of 327, 656 shares of Common Stock of the Company at an exercise price of $1.00 per share.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 12. Stockholders Equity (continued)

On February 1, 1998 the Company commenced a private placement (the "February Placement") of up to 1,400,000 shares of common stock at a price of $1.25 per share. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,375,000 shares of common stock of the Company resulting in net proceeds to the company of $1,718,750. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

Note 13. Acquisitions

On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TME, purchased 51% of the common stock of NHS, through a newly incorporated intermediary holding company. Effective control over Transmedia Australia is exercised by the Company and accordingly Transmedia Australia's accounts are consolidated in the accounts of the Company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$10,000,000 (approximately $7,150,000 as at December 2,
1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation until September 30, 1998 by paying interest at 5% per annum ("Balance Obligation"). If Transmedia Australia fails to make such payments all amounts paid are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to its former owners for nil consideration.

The total consideration for the 51% interest in NHS was allocated by the sellers as follows. Aus$6,000,000 for the equity capital of NHS and Aus$4,000,000 in sign-on fees payable to the former principals of NHS. As originally structured the Aus$10,000,000 was to be advanced to Transmedia Australia by the Company and TME as follows:

Equity Capital Element:


                                 Company       TME         Total
Deposit                          200,000      200,000      400,000
1st Instalment                 1,400,000    1,400,000    2,800,000
2nd Instalment                 1,400,000    1,400,000    2,800,000

Total                          3,000,000    3,000,000    6,000,000


         The deposit was advanced to Transmedia Australia and paid to the sellers in June, 1997. The first instalment was paid in December, 1997. Of the aggregate balance of Aus$2,800,000 paid in December 1997, 50% was paid in cash and 50% by the issuance of 500,000 of the common stock of each of the Company and TME (valued at the then market price). The second instalment payment date was extended as provided by the terms of the agreement until May 1, 1998 and was paid on that date along with interest of Aus$34,781.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 13. Acquisitions (continued)

         Sign-on Fees


                            Company            TME              Total
         1st Instalment    1,000,000        1,000,000         2,000,000
         2nd Instalment    1,000,000        1,000,000         2,000,000

         Total             2,000,000        2,000,000         4,000,000



The first instalment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until June 30, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was represented by a promissory note in the sum of Aus$546,428 payable on June 30, 1998. The Aus$1,250,000 due on May 1, 1998 was paid together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The promissory note payable on June 30, 1998 also bears interest at 5% per annum (approximately Aus$11,228). The second instalment is due for payment on June 30, 1998. This second instalment can be deferred until September 30, 1998 with interest accruing at 5% per annum. The Balance Obligation of Aus$2,500,000 is due for payment on June 30, 1998 but can be deferred until September 30, 1998 with the payment of interest at 5% per annum. If the Balance Obligation is not paid on or before September 30, 1998 the ownership of NHS will revert to its former owners for nil consideration.

The Company has previously described the terms of a letter of intent to acquire a privately owned corporation engaged in a business complimentary to that of the Company for approximately $8,500,000 of which the Company would be responsible for one half ($4,250,000). The terms of the letter of intent were revised on April 30, 1998. Under the revised terms the Company and TME have agreed to a purchase price of $8,900,000, represented by 300,000 shares of the Company's common stock plus 300,000 shares of TME plus a number of shares at closing equal to $600,000 in value plus cash of $7,700,000. In addition the sellers will receive earn out payments over a five year period if predetermined threshold profit levels are achieved. To date the Company and TME have each issued 100,000 shares and made cash payments of $300,000 all of which will not be recovered if the transaction does not close. In addition, Edward J Guinan III, Chairman of the Company and TME, has pledged 200,000 shares of each of the Company and TME owned by him, which shares will be replaced by new shares issued by the Company and TME if the transaction closes.

The Company has previously described the terms of a letter of intent to acquire a privately owned corporation, trading as Logan Leisure, engaged in a business complimentary to that of the Company for one million pounds sterling (approximately $1,650,000) of which the Company would be responsible for one half (approximately $825,000). The terms of the letter of intent were revised in March 1998. Under the revised terms, the Company and TME agreed to a total purchase price of $1,749,000 represented by 200,000 shares of the Company's common stock, 200,000 shares of the common stock of TME and $1,089,000 payable in cash. The acquisition was completed on May 15, 1998 and will be more fully described in a Form 8K to be filed no later than May 30, 1998.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 13. Acquisitions (continued)

On January 9, 1998, the Company and TME entered into an agreement in principle to purchase 85% of the issued and outstanding common stock of Network America Inc. ("NAI"), a Texas corporation for a total consideration $400,000 payable in cash ($200,000 each) and an undertaking from the Company and TME to fund NAI's working capital requirements over an eighteen month period by way a monthly loan advance of $55,555 in total ($27,777 each) an aggregate of $1,000,000 over the eighteen month period, commencing April 1, 1998. The Company and TME advanced the purchase consideration and the April working capital instalment against a series of secured promissory notes. The acquisition was due to complete on April 24, 1998. Based upon recent developments at NAI the Company is seeking to perfect its interest in the monies advanced. In this regard the Company may seek, among other things, to take control of NAI in exchange for these advances. It is undetermined at this point what, if any, working capital committment the Company will make to the operations of NAI. (Refer Note 15 "Commitments and Contingencies").

Note 14. Related party transactions

         Amounts due from/(to) related parties consist of the following:



                                      March 31,    September 30,
                                        1998          1997

Amounts due from

Transmedia Europe, Inc.               $       0    $ 190,124
Conestoga Partners Inc.                  26,260       26,260
Paul Harrison                            42,149       42,149
                                      ---------    ---------
                                      $  68,409    $ 258,523
                                      ---------    ---------


Amounts due to

J.V. Vittoria                        $1,121,973   $1,061,479
TMNI                                    274,299      284,233
                                      ---------    ---------

                                     $1,396,972   $1,345,712

                                      ---------    ---------



The Company has, effective January 16, 1998 accepted the resignation of Christopher Radbone as a director of the Company and its subsidiary Countdown plc. Contemporaneous with such resignation, Countdown plc has agreed to release Mr. Radbone from his service contract, and Mr. Radbone granted an option to Edward J. Guinan III to purchase the shares of Common Stock of the Company held by him at a price of $1.00 per share

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


Note 15. Commitments and Contingencies

Transmedia Australia

The Company is committed, jointly with its affiliate TME through Transmedia Australia, to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation until September 30, 1998 by paying interest at 5% per annum ("Balance obligation"). If Transmedia Australia fails to make such payment, all amounts paid to date are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to the former owners.

Management fully intends to acquire the balance of 49% of the equity capital of NHS. However no assurance can be given that management will have the necessary funds available to it.

The Company is also committed to repay a promissory note in the sum of Aus$546,429 together with accrued interest of approximately Aus$11,228 on June 30, 1998. (Refer Note 13 "Acquisitions" for further details)

Network America, Inc. ("NAI")

The Company has advanced approximately $200,000 to NAI against a series of secured promissory notes in respect of its acquisition of NAI. The acquisition was due to complete on April 24, 1998. Based upon recent developments at NAI, the Company is seeking to perfect its interest in the monies advanced. In this regard the Company may seek, among other things, to take control of NAI in exchange for these advances. It is undetermined at this point what, if any, working capital committment the Company will make to the operations of NAI.

Legal proceedings

In the opinion of management there are no lawsuits or claims pending against the Company.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


Note 16. Subsequent Events

Notes Payable

         On April 29, 1998 the Company engaged in a private placement of securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three (pound)250,000 (approximately $413,000) face amount, 8% promissory notes payable on November1, 1998 and one (pound)200,000 (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the (pound)250,000 promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the (pound)200,000 promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001.

Transmedia Australia

         On May 1, 1998 the Company, through Transmedia Australia, paid the following as consideration for its 51% interest in the equity capital of NHS.

         (i) Aus$1,400,000 ($900,000) as second instalment for the purchase of 51% of the equity capital of NHS together with interest of Aus$17,390 ($11,000).

         (ii) Aus$625,000 ($400,000) as sign-on fees to the former principals of NHS together interest of Aus$7,620 ($5,000).

         (Refer Note 13 "Acquisitions" for further details)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

General

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto.

The business of the Company is the design and supply of a range of member benefit programs to corporations, affinity groups and individuals on an international scale.

The future success of the Company is dependent upon its ability to increase its membership base and broaden the range of member benefit programs offered. The acquisition with TME of Countdown Holdings plc and 51% of the issued and outstanding share capital of NHS has enabled the Company to commence implementation of its strategy to create a broader based international member benefits business.

The Company will continue to look for new opportunities within the member benefits industry and expand its operations through acquisition and organic growth. Management believes that while the industry has shown good growth, which is expected to continue, this has been primarily in the United States. Outside the United States, the international market is significantly less well-developed providing an excellent opportunity for the Company to expand its operations from its established base in Europe and Australasia and its network of sub-licensees and franchisees in a number of other countries.

The Company recorded significant losses in its fiscal year ended September 30, 1997 and in prior years. Such losses and the Company's acquisition and expansion program to date have been funded by the sale of equity securities and loan finance. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and expansion plans. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete such acquisitions. In addition there can be no assurance as to the acceptability of the terms of any future financing.

Results of Operations

Three Months ended March 31, 1998 compared to Three Months ended March 31, 1997

The Company generated revenues of $1,062,755 (1997: $523,670) in the three months ended March 31, 1998, an increase of $539,085 or 103% over the corresponding period in 1997, reflecting the impact of the NHS acquisition. NHS generated revenues of $711,172 while the pre-existing business recorded a decline in revenues of $172,087 due to lower card usage by cardholders as a result of rationalization of the participating restaurant base.

Cost of sales totalled $296,248 (1997: $328,955) for the three months ended March 31, 1998, generating a gross profit percentage of 72.1% (1997: 37.2%). The increase in gross profit percentage reflects the impact of the higher margin NHS business. The gross profit percentage achieved in the period by NHS was 86.9% as compared to 35.1% by pre-existing operations.

Selling, general and administrative expenses totalled $1,439,581 (1997:
$927,443) for the three months ended March 31, 1997, an increase of $512,138 or 55.2% over the corresponding period in 1997. NHS accounted for $400,366 of the increase. Selling, general and administrative expenses of pre-existing operations were $1,039,215 an increase of 12.1% over the corresponding period in 1997. This increase is primarily due to professional fees associated with the NHS acquisition.

The Company's share of profits of its associate Countdown was $37,542 for the three months ended March 31, 1998 (1997: Nil).

The minority interest in the Company comprise the TME 50% interest in Transmedia Australia.

Six months ended March 31, 1998 compared to the Six months ended March 31, 1997

Revenues totalled $1,752,791 (1997: $1,154,675) for the six months ended March 31, 1998, an increase of 51.8% over the corresponding period in 1997. NHS revenues totalled $988,248 with the pre-existing business recording a decrease in revenues of $390,132. This decrease is due to the impact of the refocusing and rationalisation of the participating restaurant base and its effect on cardholder usage.

Cost of sales totalled $578,357 (1997: $688,036) for the six months ended March 31, 1998, generating a gross profit percentage of 67.0% (1997: 40.4%) The increase in gross profit percentage is primarily due to the impact of the high margin NHS acquisition. NHS achieved a gross profit percentage 86.2%. The pre-existing business recorded an increased gross profit percentage, 42.2% in the six months ended March 31, 1998 as compared to 40.4% in 1997

Selling, general, and administrative expenses totalled $2,358,243 (1997:
$1,664,282) for the six months ended March 31, 1998, an increase of 41.7% over the corresponding period in 1997. NHS Selling, general, and administrative expenses totalled $701,413, with the pre-existing business achieving a decrease of 1.5 % as compared to the corresponding period in 1997.

The Company's share of profits of its associate Countdown was $5,978 for the six months ended March 31, 1998 (1997: Nil).

Minority interest comprises the TME 50% interest in Transmedia Australia.

Liquidity and Capital Reserves

The Company's audited financial statements for the year ended September 30, 1997 recorded losses for the year then ended of $3,030,445, which, when taken with prior year results, recorded an accumulated deficit of $7,376,641 as of September 30, 1997.

During the six months ended March 31, 1998 the Company recorded further losses of $1,249,979 resulting in net cash outflows from operating activities of $984,037 compared to $776,997 for the corresponding period in 1997. During the period the Company relied on net revenues and the net proceeds of equity placements to fund its operating needs. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements.

Additionally the Company is committed to funding a number of business acquisitions, increasing its investment in NHS through Transmedia Australia, as described in Notes 13 and 15 to the unaudited consolidated financial statements for the quarter ended March 31, 1998.

Subsequent to March 31, 1998 the Company received net proceeds of $1million from the private placement of 800,000 shares of common stock. To supplement the funding of its operations and its acquisition program, the Company also obtained net cash proceeds from short term loans of approximately $1,567,750 from unaffiliated third parties (Refer Note 16 to the unaudited consolidated financial statements).

The Company will require further capital infusions in order to meet its acquisition commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to operate in the foreseeable future and complete its investments and committed acquisitions. However there can be no assurance given that the Company will be able to obtain such funding. In addition there can be no assurance as to the acceptability of the terms of any future financing.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the six months ended March 31, 1998, a situation which is expected to continue for foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

                           Part II: OTHER INFORMATION

-------------------------------------------------------------------------------

Item 6   Exhibits and Reports on Forms 8-K

(A)      Exhibits filed herewith:

         None

(B)      Forms 8-K filed during quarter

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA ASIA PACIFIC, INC.

By:
   --------------------------------
Paul Harrison
President and Chief Financial Officer