Form 10-Q
period 1998-06-30
TRANSMEDIA ASIA PACIFIC INC
filed 1998-08-17
CIK 925063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended       June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________to_______________

                         Commission file number 0-26368
                                                ---------


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

                            U.K. 011-44-171-930-0706
                           --------------------------
                              including area code)



                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                   ----               ----
                                         Yes                  No       X
                                                   ----               ----




           19,521,316 Shares, $.00001 par value, as of June 30, 1998

(Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------


                              TABLE OF CONTENTS


PART I: CONSOLIDATED FINANCIAL INFORMATION


ITEM 1 ........................................................................................Pages 1-14
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheet as of  June 30,1998 and September 30, 1997

Consolidated Statement of Operations for the three months ended June 30, 1998 and 1997 and the nine months ended June 30, 1998 and 1997

Consolidated Statement of Cash Flows for the nine months ended June 30, 1998 and 1997

Notes to the Consolidated Financial Statements


ITEM 2 .......................................................................................Pages 15-17
Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION ......................................................................Page 18


SIGNATURES .......................................................................................Page 18


The consolidated financial statements are unaudited. However, management believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the company at September 30, 1997 and June 30, 1998, the results of its operations for the three and nine months ended June 30, 1998 and 1997 and the changes in its cash flows for the nine months ended June 30, 1998 and 1997

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------


                                                            June 30,     September 30,
                                                                1998              1997
                                                         (Unaudited)         (Audited)
                                                         -----------     -------------

Assets
------
Current assets

Cash and cash equivalents                                $   749,286     $      13,104

Trade accounts receivable                                  1,015,528            56,563

Restaurant credits (net of allowance for irrecoverable
credits of $31,056 at June 30, 1998 and of
$114,610 at September 30, 1997)                              197,516           301,815

Amounts due from related parties (note 15)                   828,345           258,533

Prepaid expenses and other current assets                  1,278,780            18,784
                                                         -----------       -----------

Total current assets                                       4,069,455           648,799
                                                         -----------       -----------

Non current assets

Investment in affiliated company (Note 9)                  3,721,336         2,715,442

Property and equipment, (net of accumulated
depreciation of $519,057 at June 30, 1998 and
$106,260 at September 30, 1997)                              282,112            94,250

Intangible and other assets, (net of accumulated
amortisation of $736,561 at June 30, 1998 and
$643,847 at September 30, 1997) (note 10)                 1,104,229         1,196,943

Goodwill, (net of accumulated
amortisation of $151,614 at June 30, 1998 and
$ Nil at September 30, 1997) (note 11)                     3,978,332                 0

Other assets                                                 274,631           142,946
                                                         -----------       -----------

Total assets                                             $13,430,095       $ 4,798,380
                                                         -----------       -----------
                                                         -----------       -----------


See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------



                                                                              June 30,       September 30,
                                                                                 1998                 1997
                                                                           (Unaudited)           (Audited)
                                                                           ------------      -------------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities

Trade accounts payable                                                     $    900,454      $    267,232
Deferred membership fee income                                                  205,276           104,375
Accrued liabilities                                                           1,223,384           330,908
Deferred cost of investment                                                   1,506,168                 0
Amount due to related parties (note 15)                                       1,447,578         1,345,712
Notes payable                                                                 1,584,798                 0
                                                                           ------------      ------------

Total Current Liabilities                                                  $  6,867,658      $  2,048,227
                                                                           ------------      ------------

Stockholders' equity


Common stock, $0.00001 par value per share
Authorised 95,000,000 shares;
(19,521,316 issued and outstanding at June 30, 1998
and 15,249,221 at September 30, 1997)                                               196               153

Additional paid in capital                                                   14,823,726         9,962,922

Cumulative foreign currency translation                                         562,114           163,719
adjustment

Accumulated deficit                                                          (9,319,681)       (7,376,641)


                                                                           ------------      ------------
Total Stockholders' Equity                                                    5,966,355         2,750,153
                                                                           ------------      ------------

Minority interest                                                               496,082                 0

                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 13,430,095      $  4,798,380
                                                                           ------------      ------------
                                                                           ------------      ------------



See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------


                                                   Three months     Three months      Nine months       Nine months
                                                          ended            ended            ended             ended
                                                       June 30,         June 30,         June 30,          June 30,
                                                           1998             1997             1998              1997
                                                    -----------      -----------      -----------         ---------


Total revenues                                        1,539,076          540,556        3,291,867         1,695,231
Cost of sales                                          (208,556)        (324,247)        (786,913)       (1,012,283)
                                                    -----------      -----------      -----------       -----------

Gross profit                                          1,330,521          216,309        2,504,954           682,948

Selling, general and administrative expenses         (1,731,232)        (877,940)      (4,089,475)       (2,542,221)

                                                    -----------      -----------      -----------       -----------

Profit/Loss) from operations                           (400,711)        (661,631)      (1,584,521)       (1,859,273)

Share of profits/(losses) of associated company        (167,428)         (38,207)        (161,450)          (38,207)

Interest income/(expense)                                45,872          (32,382)          48,808           (13,888)
                                                    -----------      -----------      -----------       -----------

Loss before income taxes                               (522,267)        (732,220)      (1,697,163)       (1,911,368)

Income taxes                                            (56,418)               0          (56,418)                0
                                                    -----------      -----------      -----------       -----------

Loss after income taxes                                (578,685)        (732,220)      (1,753,581)       (1,911,368)

Minority Interest                                      (114,376)               0         (189,459)                0
                                                    -----------      -----------      -----------        ----------

Net loss                                             $ (693,061)       $(732,220)    $ (1,943,040)      $(1,911,368)

Loss per common share                                    $(0.04)          $(0.05)          $(0.12)           $(0.13)

Weighted average number of common                    18,999,338       15,249,221       17,075,112        14,347,584
shares outstanding
                                                    -----------      -----------      -----------       -----------



See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------


                                                   Nine months ended       Nine months ended
                                                       June 30, 1998           June 30, 1997
                                                   -----------------       -----------------
Cash flows from Operating Activities:
- Net loss                                               $(1,943,040)            $(1,910,882)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation                                               184,583                 23,793
- Amortization of intangible assets                          244,328                138,212
- Provision for irrecoverable restaurant credits             100,000                 34,436
- Share of associated company losses                         161,450                 38,207
- Unrealised foreign exchange losses                         237,813                      0

Changes in assets and liabilities:
- Trade accounts payable                                      33,222                  9,682
- Accrued liabilities                                        665,616                100,773
- Restaurant credits                                           4,299                101,937
- Prepaid expense and other current assets                  (924,584)               106,426
- Trade accounts receivable                                 (158,965)                     0
- Write-off of Hawaii option                                       0                150,000
- Deferred membership fees                                   100,901                 27,995
                                                         -----------            -----------
Net cash used in operating activities                     (1,326,092)            (1,179,421)
                                                         -----------            -----------
Cash flows from investing activities:
- Due from/(to) related parties                             (467,946)              (496,514)
- Disposal/(purchase) of property and equipment             (143,415)                (2,147)
- Purchase of NHS                                         (2,227,959)              (142,946)
- Purchase of Countdown                                            0             (1,209,656)
- Loan to Countdown                                         (270,545)                     0
- Purchase of Logan Leisure                                 (570,547)                     0
- Purchase of Breakaway                                     (126,748)                     0
                                                         -----------            -----------
Net cash used in investing activities                     (3,807,160)            (1,851,263)
                                                         -----------            -----------
Cash flows from financing activities:
- Bank overdraft                                                   0                (29,811)
- Net proceeds received from issuance of:
   common stock                                            3,934,595              1,097,500
- NHS cash acquired                                                0              1,000,000
- Issuance of notes                                        1,584,798                      0
                                                         -----------            -----------
Net cash (used in)/provided by financing activities        5,519,393              2,067,689
                                                         -----------            -----------
Effect of foreign currency on cash                           160,582                  3,151
Minority Interest                                            189,459                      0
                                                         -----------            -----------
Net (decrease)/increase in cash and cash equivalents         736,182               (959,844)

Cash and cash equivalents at beginning of period              13,104              1,171,305
                                                         -----------            -----------
Cash and cash equivalents at at end of period            $   749,286            $   211,461
                                                         -----------            -----------
                                                         -----------            -----------


Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


Note 1 - The Company


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

On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia), a company owned equally by the Company and TME, purchased 51% of the common stock of Nationwide Helpline Services Pty. Limited ("NHS"), an Australian company through a newly incorporated intermediary holding company. Transmedia Australia also agreed to purchase the remaining 49% of the common stock of NHS on or before June 30, 1998. The exercise period can be extended by the Company and TME through September 30, 1998 (Refer Note 14 "Acquisitions" for further details).

On May 14, 1998 the Company and TME purchased from Compass Trustees Limited 100% of the outstanding capital stock of Porkpine Limited ("Porkpine"). The transaction was consummated pursuant to an acquisition agreement dated May 14, 1998 between Compass Trustees Limited, the Company, TME and Gavin and Joanne Logan. The consideration paid totalled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and subsidiaries as of the date of completion (Refer
Note 14. "Acquisitions" for further details).

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited, a company owned equally by the Company and TME acquired from Gisborne Travel Holdings Pty Limited ("Gisbourne") 100% of the issued share capital of Breakaway Travel Club Pty Limited . The transaction was consummated pursuant to a Share Sale Agreement dated March 26, 1998 between Gisbourne, Transmedia Australia Travel Holdings Pty Limited, Peter Guy Gisbourne and Terence John Gill. The total consideration paid was Aus$375,000 (approximately $230,000). Such consideration was paid in cash. (Refer Note 14. "Acquisitions" for further details).

   As of June 30, 1998, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:


Name                                                 Country of  Incorporation      %  Owned

Transmedia Australia Pty Ltd                         Australia                           100
Transmedia Australasia Pty Ltd                       New Zealand                         100
Transmedia Australia Holdings Pty Ltd                Australia                            50
Countdown Holdings plc                               UK                                   50
Porkpine Ltd                                         Channel Islands                      50
Transmedia Australia Travel Holdings Pty Ltd         Australia                            50


All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 2. Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and the changes in cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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




Note 3. Foreign Currencies

The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pound sterling, Irish punt and the Australian dollar.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 3. Foreign Currencies (continued)

The average exchange rates during the three and nine months ended June 30, 1998 and June 30, 1997 and the exchange rates in effect at June 30, 1998 and September 30, 1997 were as follows:


                                                       UK Pound       Australian            Irish
                                               Sterling (pound)           Dollar             Punt
Average exchange rates
3 months ended June 30, 1998                             1.6542           0.6292           1.4067
3 months ended June 30, 1997                             1.6357           0.7697           1.5257
9 months ended June 30, 1998                             1.6500           0.6450           1.4100
9 months ended June 30, 1997                             1.6347           0.7810           1.5884


Closing exchange rate

September 30, 1997                                       1.6125           0.7251           1.4545
June 30, 1998                                            1.6697           0.6211           1.3994



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

Revenues comprise:

(i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and the cardholders' membership fees,

(ii)   NHS membership fees paid by sponsoring corporations, and

(iii) Travel agency commissions earned by the Teletravel division of NHS and Breakaway Travel Club Pty Limited.


Transmedia card membership fees are recognised as revenue in equal monthly instalments over the membership period. NHS membership fees paid by sponsoring corporations for the provision of "helpline" services, are recognized as revenue when received.


Note 7. License Costs

The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the license costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as at June 30, 1998.


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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 9. Investment in Affiliated Company

Investment in affiliated company comprises the Company's interest in Countdown UK and Logan Leisure which are made up as follows:


                                              June 30,         September 30,
                                                  1998                  1997
Countdown UK
Cost of investment                         $ 2,854,347           $ 2,854,347
Share of profits/(losses)
- Year ended September 30, 1997               (202,905)             (202,905)
- Nine months ended June 30, 1998             (163,436)                    0
Amounts due from/(to) affiliates               334,545                64,000
                                           -----------           -----------

                                           $ 2,822,551           $ 2,715,442
                                           -----------           -----------
                                           -----------           -----------
Logan Leisure

Cost of investment                         $   896,799           $         0
Share of profits/(losses)
- From acquisition date to June 30, 1998         1,986                     0
Amounts due from/(to) affiliates                     0                     0
                                           -----------           -----------

                                           $   898,785           $         0
                                           -----------           -----------
                                           -----------           -----------

 Note 10. Intangible Assets


 Intangible assets consist of the cost of the Transmedia License net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations on October 1, 1993. The carrying value of the Transmedia License is made up as follows:


 Intangible assets consists of the following:


                                                   License Costs
         Cost
         Balance at September 30, 1997                 1,840,790
         Additions                                             0
                                                   -------------
         Balance at June 30, 1998                      1,840,790
                                                   -------------
         Amortization

         Balance at September 30, 1997                   643,847
         Charge for period                                92,714
                                                   -------------
         Balance at June 30, 1998                        736,561
                                                   -------------
         Net book value                            $   1,104,229
                                                   -------------

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


                                                        Goodwill
         Cost
         Balance at September 30, 1997                         0
         Additions                                     4,129,946
                                                   -------------
         Balance at June 30, 1998                      4,129,946
                                                   -------------
         Amortization

         Balance at September 30, 1997                         0
         Charge for period                              (151,614)
                                                   -------------
         Balance at June 30, 1998                       (151,614)
                                                   -------------
         Net book value                            $   3,978,332
                                                   -------------


Note 12. Notes payable

On April 29, 1998 the Company engaged in a private placement of securities. The Placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three (pound)250,000 (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one (pound)200,000 (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the (pound)250,000 promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the (pound)200,000 promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001.




Note 13. Stockholders Equity

On August 7, 1997 the Company commenced a private placement (the "Placement") pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on December 31, 1997 upon the sale of 1,497,095 shares of common stock at $1.00 per share resulting in gross proceeds to the company of $1,497,095. For every three shares purchased each purchaser received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.00 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years. In addition, in consideration of their agreement to purchase, on a standby basis, a number of shares in the Placement, certain holders of preferred stock of the Company were granted three-year warrants to purchase an aggregate of 327, 656 shares of Common Stock of the Company at an exercise price of $1.00 per share.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 13. Stockholders Equity (continued)

On February 1, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock at $1.25 per share resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.



Note 14. Acquisitions

On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TME, purchased 51% of the common stock of NHS, through a newly incorporated intermediary holding company. Effective control over Transmedia Australia is exercised by the Company and accordingly Transmedia Australia's accounts are consolidated in the accounts of the Company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$10,000,000 (approximately $7,150,000 as at December 2,
1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation until September 30, 1998 by paying interest at 5% per annum ("Balance Obligation"). Transmedia Australia has exercised the extension right and accordingly the Balance Obligation, including interest thereon, is now payable on September 30. If Transmedia Australia fail to make such payments all amounts paid are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to its former owners for nil consideration.

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


The deposit was advanced to Transmedia Australia and paid to the sellers in June, 1997. The first instalment of Aus$2,800,000 was paid in December 1997, 50% in cash and the balance by the issuance of 500,000 of the common stock of each of the Company and TME (valued at the then market price). The second instalment payment date was extended as provided by the terms of the agreement until May 1, 1998 and was paid on that date along with interest of Aus$34,781.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 14. Acquisitions (continued)

Sign-on Fees

                               Company               TME            Total

1st Instalment               1,000,000         1,000,000        2,000,000
2nd Instalment               1,000,000         1,000,000        2,000,000

Total                        2,000,000         2,000,000        4,000,000

The first instalment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until May 1, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was settled by a promissory note in the sum of Aus$546,429 payable on June 30, 1998. As of the date hereof Aus$193,422 has been paid against such promissory note leaving a balance outstanding of Aus$353,007 together with accrued interest. The Aus$1,250,000 due on May 1, 1998 was paid together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The promissory note payable on June 30, 1998 bears interest at 10% per annum. The second instalment was due for payment on June 30, 1998 but has been deferred until September 30, 1998.

On May 14, 1998 the Company and TME purchased from Compass Trustees Limited 100% of the outstanding capital stock of Porkpine Limited ("Porkpine"). The Company and TME each acquired 50% of the outstanding capital stock of Porkpine. The acquisition was completed on May 15, 1998 and has been more fully described in a Form 8K filed May 29, 1998.

The transaction was consummated pursuant to an acquisition agreement (the "Agreement") dated May 14, 1998 between Compass Trustees Limited, the Company, TME and Gavin and Joanne Logan. The consideration paid totalled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and subsidiaries as of the date of acquisition. The net current assets as of the date of acquisition were $33,627 (approximately $20,526). The consideration paid on consumation was as follows:

                              Company         TME        Total
Pounds Sterling

Cash                          330,000     330,000     660,000
Shares of common stock:
Company -225,000 shar  es     200,000     200,000     400,000
TME - 225,000 shares          200,000     200,000     400,000
                            ---------   ---------   ---------
Total                         530,000     530,000   1,060,000
                            ---------   ---------   ---------
                            ---------   ---------   ---------

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited, a company owned equally by the Company and TME, acquired from Gisborne Travel Holdings Pty Limited ("Gisborne") 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). The transaction was consummated pursuant to a Share Sale Agreement (the "Agreement") dated March 26, 1998 between Gisborne, Transmedia Australia, Travel Holdings Pty Limited, Peter Guy Gisborne and Terence John Gill. The total consideration paid was Aus$375,000 (approximately $230,000), such consideration was paid in cash.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 14. Acquisitions (continued)

         The Company has previously described the terms of a letter of intent to acquire a privately owned corporation engaged in a business complimentary to that of the Company for approximately $8,500,000 of which the Company would be responsible for one half ($4,250,000). The terms of the letter of intent were revised on April 30, 1998 and again on July 29, 1998. Under the revised terms the Company and TME have agreed to a purchase price of $9,100,000, represented by 300,000 shares of the Company's common stock plus 300,000 shares of TME plus a number of shares at closing equal to $600,000 in value plus cash of $7,900,000. In addition the sellers will receive earn out payments over a five year period if predetermined threshold profit levels are achieved. To date the Company and TME have made cash payments of $650,000 and each have issued 100,000 shares of Common Stock all of which will not be recovered if the transaction does not close. In addition, Edward J Guinan III, Chairman of the Company and TME, has pledged 300,000 shares of each of the Company and TME owned by him, which shares will be replaced by new shares issued by the Company and TME if the transaction closes.

On January 9, 1998, the Company and TME entered into an agreement in principle to purchase 85% of the issued and outstanding common stock of Network America Inc. ("NAI"), a Texas corporation for a total consideration $400,000 payable in cash ($200,000 each) and an undertaking from the Company and TME to fund NAI's working capital requirements over an eighteen month period by way a monthly loan advance of $55,555 in total ($27,777 each) an aggregate of $1,000,000 over the eighteen month period, commencing April 1, 1998. The Company and TME advanced the purchase consideration and the April working capital instalment against a series of secured promissory notes. The acquisition was due to complete on April 24, 1998. However, based upon developments at NAI the Company and TME abandoned the acquisition and commenced legal proceedings against NAI to recover the total sums advanced of $447,000. In July 1998 the Company and TME recovered $469,000, being the full amount of the moneys advanced and $22,000 as a contribution to the costs of the action.

On June 30, 1998 the Company and TME entered into an agreement in principle to purchase 100% of the issued and outstanding capital of AwardTrack ("AT"), a Californian corporation, for a total comprised of two elements, a fixed element and a contingent element. The fixed element consideration will comprise 500,000 shares in each of the Company and TME, to be delivered at Completion of the acquisition. The contingent element will comprise 250,000 shares in each of the Company and TME. These shares will be issued to AT against achievement of to be agreed performance criteria prior to Completion of the acquisition.

Note 15. Related party transactions

Amounts due from/(to) related parties consist of the following:

                                June 30,    September 30,
                                    1998             1997
Amounts due from

International Advance         $  140,000       $        0
Transmedia Europe, Inc.          243,197          190,124
Transmedia UK                    376,739                0
Conestoga Partners Inc.           26,260           26,260
Paul Harrison                     42,149           42,149
                              $  828,345       $  258,523
                              ----------       ----------
Amounts due to

J.V. Vittoria                 $1,151,891       $1,061,479
TMNI                             295,687          284,233
                              ----------       ----------
                              $1,447,578       $1,345,712
                              ----------       ----------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 15. Related party transactions (continued)

The Company has, effective January 16, 1998 accepted the resignation of Christopher Radbone as a director of the Company and its subsidiary Countdown plc. Contemporaneous with such resignation, Countdown plc has agreed to release Mr. Radbone from his service contract, and Mr. Radbone granted an option to Edward J. Guinan III to purchase the shares of Common Stock of the Company held by him at a price of $1.00 per share.

Note 16. Commitments and Contingencies

Transmedia Australia

The Company is committed, jointly with its affiliate TME through Transmedia Australia, to purchase the balance of the equity capital of NHS for Aus$2,500,000 on September 30, 1998 together with accrued interest at 5% per annum from July 1, 1998. If Transmedia Australia fails to make such payment, all amounts paid to date are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to the former owners.

Management fully intends to acquire the balance of 49% of the equity capital of NHS. However no assurance can be given that management will have the necessary funds available for it to acquire the balance.

The Company is also committed to pay sign-on fees of Aus$2,000,000 on September 30, 1998 and to repay a promissory note in the sum of Aus$353,007 together with accrued interest. (Refer Note 14 "Acquisitions" for further details)

Legal proceedings

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

Results of Operations

Three Months ended June 30, 1998 compared to Three Months ended June 30, 1997

The Company generated revenues of $1,539,076 (1997: $540,556) in the three months ended June 30, 1998, an increase of $998,520 or 184.7% over the corresponding period in 1997, reflecting the impact of the NHS and Breakaway acquisitions. NHS and Breakaway generated revenues of $1,159,398 and $103,199 respectively while the pre-existing business recorded a decline in revenues of $264,077 due to lower card usage by cardholders as a result of rationalization of the participating restaurant base.

Cost of sales totalled $208,556 (1997: $324,247) for the three months ended June 30, 1998, generating a gross profit percentage of 86.4% (1997: 40.0%). The increase in gross profit percentage reflects the impact of the higher margin NHS and Breakaway Travel businesses. The gross profit percentage achieved in the period by NHS and Breakaway respectively were 90.9 % and 100% as compared to 46.0% by pre-existing operations.

Selling, general and administrative expenses totalled $1,731,232 (1997:
$877,940) for the three months ended June 30, 1997, an increase of $853,292 or 97.2% over the corresponding period in 1997. NHS and Breakaway accounted for $846,577 and $90,299 of the increase respectively. Selling, general and administrative expenses of pre-existing operations and head office costs were $857,849 a decrease of 0.1% over the corresponding period in 1997.

The Company's share of profits/(losses) of its associates Countdown and Logan Leisure were $(175,092) and $1,986 respectively for the three months ended June 30, 1998 (1997 (38,207), Nil: ).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia, NHS and Breakaway.


Nine months ended June 30, 1998 compared to the Nine months ended June 30, 1997

Revenues totalled $3,291,867 (1997: $1,695,231) for the nine months ended June 30, 1998, an increase of 94.2% over the corresponding period in 1997. NHS and Breakaway revenues totalled $2,147,646 and $103,199 respectively with the pre-existing business recording a decrease in revenues of $654,209. This decrease is due to the impact of the refocusing and rationalisation of the participating restaurant base and its effect on cardholder usage.

Cost of sales totalled $786,913 (1997: $1,012,283) for the nine months ended June 30, 1998, generating a gross profit percentage of 76.1% (1997: 40.3%) The increase in gross profit percentage reflects the impact of the higher margin NHS and Breakaway Travel businesses. The gross profit percentage achieved in the period by NHS and Breakaway respectively were 89.1% and 100% as compared to 43.2% by pre-existing operations.

Selling, general, and administrative expenses totalled $4,089,475 (1997:
$2,542,221) for the nine months ended June 30, 1998, an increase of 60.9% over the corresponding period in 1997. NHS and Breakaway selling, general, and administrative expenses totalled $1,571,774 and $90,299 respectively, with the pre-existing business and head office recording a decrease of $153,985 (6.1%) as compared to the corresponding period in 1997.

The Company's share of profits/(losses) of its associate Countdown was $(169,114) for the nine months ended June 30, 1998 (1997:$(38,207)).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia, NHS and Breakaway.

Liquidity and Capital Reserves


The Company's audited financial statements for the year ended September 30, 1997 recorded losses for the year then ended of $3,030,445, which, when taken with prior year results, recorded an accumulated deficit of $7,376,641 as of September 30, 1997.

During the nine months ended June 30, 1998 the Company recorded further losses of $1,943,040 resulting in net cash outflows from operating activities of $1,326,092 compared to $1,179,421 for the corresponding period in 1997. During the period the Company relied on net revenues and the net proceeds of equity placements and bridging finance to fund its operating needs. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements.

Additionally the Company is committed to funding a number of business acquisitions, increasing its investment in NHS through Transmedia Australia, as described in Notes 14 and 16 to the unaudited consolidated financial statements for the quarter ended June 30, 1998.

In the quarter to June 30, 1998 the Company received net proceeds of $1.5 million from the private placement of 1,200,000 shares of common stock. To supplement the funding of its operations and its acquisition program, the Company also obtained net cash proceeds from short term loans of approximately $1,567,750 from unaffiliated third parties (Refer Note 12 to the unaudited consolidated financial statements).

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


Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the nine months ended June 30, 1998, a situation which is expected to continue for foreseeable future. The business of individual Participating Restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.


Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues will be made in the Company's annual report on Form 10-K for the year ending September 30, 1998.

                           Part II: OTHER INFORMATION

------------------------------------------------------------------------------

Item 6   Exhibits and Reports on Forms 8-K

(A)      Exhibits filed herewith:

         None

(B)      Forms 8-K filed during quarter


         Form 8K - Filed June 5, 1998 - Breakaway Travel Club acquisition Form 8K/A - Amendment No.1 to Form 8K filed June 5, 1998 - Filed July 31, 1998

         Form 8K - Filed May 29, 1998 - Logan Leisure acquisition
         Form 8K/A - Amendment No.1 to Form 8K filed May 29, 1998 - Filed July 31, 1998




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA ASIA PACIFIC, INC.




By: /s/ Paul Harrison
   -----------------------------------
Paul Harrison
President and Chief Financial Officer