Form 10-K/A
period 1997-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1999-01-21
CIK 925063

FORM 10-K/A
                                 AMENDMENT NO. 4

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

        |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _____________TO___________

                           COMMISSION FILE NO. 0-26368

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

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 2, 1998 was $10,258,482 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of the Registrant's Common Stock, as of February 27, 1998 was 16,596,095.

Documents Incorporated by Reference: None.

The purpose of this Amendment is to amend the 10-K for the fiscal year ended September 30, 1997 in its entirety.

                                     PART I

      Unless otherwise indicated, the information set forth in "Item 1 Business," "Item 2 - Properties," "Item 3 - Legal Proceedings," "Item 5 Market for Registrant's Common Equity," "Item 10 - Directors and Executive Officers of the Registrant," "Item 11 - Executive Compensation," "Item 12
      - Security Ownership of Certain Beneficial Owners and Management" and "Item 13 - Certain Relationships and Related Transactions" is as of March 13, 1998. Updated information with respect to these items can be found in the Company's 10-K for the fiscal year ended September 30, 1998 which is being filed with the Securities and Exchange Commission simultaneously with the filing of this Amendment No. 4.

Item 1 - Business

      Background

      Transmedia Asia Pacific, Inc. ("TMAP" or "the Company") is a Delaware corporation which was formed in March 1994 and began business operations in Sydney, Australia in November 1994. On May 2, 1994, the Company acquired from Conestoga Partners II Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network") an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a discount restaurant charge card business in substantially all the countries in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories"). As used in this report, the term "Company" includes Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

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

      Management's motivation for initiating this step was driven by several factors including, among other things, to reduce the confusion of having two separate stock quotes for essentially the same businesses operating in different geographical regions; to reduce central overhead and to increase operating efficiency; and to formalize the existing commonality of management. The proposed merger is subject to the approval of the respective Boards, issuance of fairness opinions by independent investment advisers and the approval by shareholders of both companies. Management has already announced that at such time as the companies are merged, that the merged entity will be operated under the name "MemberTek International Inc."

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

      The Countdown business was established in 1970. Its primary business operations are located in the United Kingdom. Additionally, Countdown has appointed licensees who operate in 14 countries around the world. The Countdown business is primarily a membership based business which arranges discounts with major suppliers of goods and services for its members. Countdown has approximately 6.5 million members and over 100,000 participating merchants in 47 countries.

      Countdown markets membership on a retail and wholesale basis. Retail marketing involves selling membership to individuals. Memberships sold on this basis represent a small portion of total membership. Members pay an annual membership fee, currently $49, which entitles them to a Countdown card valid for one year. Members present their Countdown card at the point of sale when making purchases from participating merchants. Presentation of the Countdown card entitles the cardholder to a discount, at the time of purchase, of between 5 and 50% off the merchant's normal selling price. When members receive their Countdown card they also receive a directory of participating merchants. Directories are prepared on a geographical basis thereby enabling Countdown to supply a directory of participating merchants to cardholders specific to the geographical area in which the cardholder lives.

      Wholesale membership marketing involves the sale of membership packages to corporations, professional organizations, trade unions, etc. In the case of wholesale marketing the group or organization purchases membership for its own members or employees. Such members or employees receive a Countdown card and a directory for use as in the case of individual membership described above. The annual fee charged on a wholesale basis is typically 5% or less of the individual annual membership fee.

      Countdown has over a number of years attracted participating merchants numbering over 100,000 worldwide. Participating merchants have been recruited from over 45 different retail categories including clothing, household goods and leisure goods and services. Countdown does not pay any fee or royalty to participating merchants nor do such merchants pay any fee or royalty to Countdown. Countdown benefits from merchant participation by being able to offer a wider range of discount opportunities to its members. The merchant benefits from listing in the directory which encourages cardholders to shop at the participating merchant. Additionally, in each geographical location the

      Company contracts with only one merchant per product or service category and therefore participating merchants do not compete for Countdown cardholders in the same geographic area.

      Countdown also operates a voucher system with participating merchants and others. This segment of the business involves Countdown purchasing vouchers from major retailers which can be used to pay for goods and services purchased at such major retailers outlets. Countdown sells such vouchers to its members. Countdown members can use the vouchers at face value to make purchases from the issuing retailer. These vouchers are typically sold by Countdown to its members at a discount to face value of approximately 5-10%.

      On December 23, 1997. Countdown entered an agreement with AirTours Holidays Limited ("AirTours"). AirTours is a tour operator operating within the United Kingdom providing vacation destinations throughout the world. Pursuant to the agreement, Countdown agreed to provide certain benefit packages to AirTours customers at the place of vacation. The benefit packages included a Countdown card covering certain restaurants and stores in the vacation area. The agreement is for an initial term of three years.

      Nationwide Helpline Services

      On December 2, 1997, Transmedia Australia Holdings Pty Limited (`Transmedia Australia'), a newly formed company owned equally by the Company and TME, purchased 51% of the shares of a company which acquired all of the assets of Nationwide Helpline Services Pty Limited ("NHS"), an Australian company which, among other things, provides benefit packages to organizations with large customer bases such as banks and insurance companies. The operations of NHS will be effectively controlled by the Company and, as such, are anticipated to be consolidated within the Company's financial statements in future periods. Transmedia Australia also acquired an option to purchase the balance of 49% of the entity which acquired the assets of NHS. If this option is not exercised, it could result in the loss of the whole investment to date. See "NHS Acquisition".

      NHS is a provider of telephone helpline and member benefits, with a product range that includes advice lines on legal, tax, accounting, medical and home emergency issues, as well as the sale of travel products such as insurance, airline tickets and holiday packages. In addition, through a subsidiary called IMAN, the Company provides international medical case management and repatriation services to a number of major insurance corporations. NHS has approximately five million members.

      NHS's services are sold primarily on a wholesale basis to a wide range of corporations who typically brand the services under their own name, thereby providing additional benefits to their own customer base. Management believes that the acquisition of its interest in NHS is another important development in its stated strategy to broaden its range of member benefit services.

      Transmedia Business Activities

      The restaurant card business of the Company is the exploitation of the rights acquired under the License Agreement. The Company advances money to restaurants selected by it which agree to become participating restaurants ("Company Participating Restaurants"). The Company recovers its advances ("Restaurant Credits") from food and beverages purchased, net of taxes and service ("Food and Beverage Credits") from Company Participating Restaurants, by accepted cardholders ("Company Cardholders") who complete applications to become holders of the restaurant card ("The Restaurant Card") offered by the Company. The Company keeps a current record of the amount of Food and Beverage Credits outstanding at each Company Participating Restaurant.

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

      Network, from whose affiliate, TMNI, the License was granted and on whose business the Company's operations are modeled, is a publicly traded company operating in the United States both directly and through licensees and franchisees. Under the License the Company is authorized to engage in business within the Licensed Territories in the same manner as Network operates in the United States, except that under the License Agreement the Company must pay certain royalties to Network based both on operations and the sale of license rights and must get the approval of Network for certain changes in key executives and principal shareholdings. Company Cardholders and Cardholders of Network and its franchisees are able to use The Restaurant Card to purchase meals in all territories covered by the Company, Network and its franchisees. The Company will realize all financial benefits from meals consumed within the Licensed Territories and no financial benefit from meals consumed outside of the Licensed Territories.

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

      The Company, through a commissioned sales representative, recruits Restaurant A, a full service restaurant operating in Sydney, as a Company Participating Restaurant. The Company grants Restaurant Credits in the amount of $3,000 (Aus.) which entitles the Company to collect the proceeds from $6,000 (Aus.) of Food and Beverage Credits charged by Company Cardholders on The Restaurant Card at Restaurant A. John Smith, a Company Cardholder, enjoys a meal at Restaurant A and pays the $100 (Aus.) check (consisting of $80 (Aus.) for food and beverages and $20 (Aus.) for taxes and service) with The Restaurant Card. Mr. Smith presents The Restaurant Card. Restaurant A delivers The Restaurant Card receipt for Mr. Smith's meal to the Company for processing through the Major Credit Card Account designated by Mr. Smith in The Restaurant Card application and for payment. The Company utilizes $80 (Aus.) of Restaurant A's Food and Beverage Credits (for which it has made Restaurant Credits of $40 (Aus.)) and reduces the Restaurant Credits due to it from Restaurant A by $40 (Aus.). The Company then submits a credit to Mr. Smith's Major Credit Card Account in the amount of $20 (Aus.) (representing 25% of the $80 (Aus.) of food and beverages consumed). Upon receipt of The Restaurant Card receipt of Mr. Smith of $100 (Aus.), the Company forwards $20 (Aus.) of this amount (representing the tax and service portion of Mr. Smith's meal check) to Restaurant A. The Company forwards $1.60 (Aus.) as a royalty to Network (2% of the $80 (Aus.) of Food and Beverage Credits used) and keeps $58.40 (Aus.). This compares with Restaurant Credits made by the Company of $40 (Aus.) to Restaurant A and the $80 (Aus.) of Food and Beverage Credits utilized in providing Mr. Smith his meal. The Company is responsible for paying the commissions of its sales representatives which are currently 5% of Food and Beverage Credits used.

      The allocation of the hypothetical $100 (Aus.) check can be summarized as follows:

      Name           Amount Received  Nature of Allocation

      Mr. Smith      $20 (Aus.)       25% of food and beverage charges
                                      (exclusive of tip and taxes) credited to
                                      his Major Credit Card account.
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

      Countdown Acquisition

      On April 3, 1997, the Company purchased from Mr.. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England. Countdown, through its wholly-owned subsidiary, Countdown plc, is an international provider of membership discount services, offering member benefits and discounted purchases of merchandise and services, to approximately 6,500,000 cardholders distributed worldwide, with over 100,000 accepting merchants in 47 countries. The transaction ("the Acquisition") was consummated pursuant to an Acquisition Agreement dated as of April 3, 1997 ("the Acquisition Agreement") among the Company, C.E.C. Radbone and TME.

      In payment of the purchase price, the Company issued 1,330,524 shares (the "Radbone Shares") of its common stock, $.00001 par value per share ("Common Stock"), options to purchase 277,193 shares of Common Stock at $0.90 per share, and paid UK pounds 500,000 (approximate U.S. Dollar equivalent as of April 3, 1997 was $800,000) in cash. In addition, the Company granted Mr. Radbone piggyback and demand registration rights with respect to the Radbone Shares. In accordance with the Acquisition Agreement, the balance of the outstanding capital stock of Countdown was simultaneously purchased by TME on terms similar to the terms of the Company's purchase.

      The cash portion of the purchase price was funded by a $1,000,000 loan from a director and stockholder of the Company. The loan was originally scheduled to mature on September 27, 1997, bears interest at a rate of 12% per annum, and has been renewed by agreement between the Company and the director. The repayment period of the loan has not been stipulated and it continues to bear interest at 12% per annum. It is collateralised by a pledge of all the shares purchased by the Company from Mr. Radbone. In consideration for the loan, the Company granted to the director and stockholder five-year warrants to purchase up to 138,596 shares of Common Stock at $1.13 per share and granted piggyback registration rights with respect to such shares.

      Contemporaneously with the Acquisition, Countdown entered into an employment agreement with Mr. Radbone pursuant to which Mr. Radbone was employed as Managing Director of Countdown. Upon consummation of the acquisition, Mr. Radbone was elected a director of the Company, and Messrs. Edward J. Guinan III and Paul Harrison were elected directors of Countdown and Countdown Plc. On January 16, 1998, Mr. C.E.C. Radbone resigned from the Board of Directors. Contemporaneously, his employment agreement, pursuant to which he had been serving as Managing Director, was terminated. Mr. Radbone holds 1,330,524 shares of Common Stock of the Company and options to purchase 277,193 shares of Common Stock of the Company at $0.90 per share, and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares and options at a purchase price of $1 per share. Under this agreement, Mr. Guinan pledged $250,000 in value of shares of the Common Stock owned by him (together with $250,000 in value of Transmedia Europe, Inc. Common Stock owned by him), which will be transferred to Mr. Radbone if the option is not exercised and paid by January 15, 1999.

      In connection with the Acquisition, the Company and TME each agreed to pay $125,000 in cash to TMNI and the Company and TME jointly issued to TMNI a promissory note in the principal amount of $500,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is convertible at the holder's option into $250,000 in value of Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent to the Acquisition, which consent was required by the terms of the License.

      NHS Acquisition

      On December 2, 1997, Transmedia Australia, purchased 51% of the shares of common stock of a company which acquired all of the assets of NHS. The total purchase price for the transaction (including a deposit of Aus. $345,000 = $252,000) is approximately Aus. $12,500,000 ($9,125,000), Aus.
      $4,000,000 ($2,940,000) of which represents sign-on fees for certain principals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash, 250,000 shares of the common stock of the Company and 250,000 shares of the common stock of TME. The second tranche (Aus. $2,842,540 ($2,073,000)) was payable on January 31,1998 (which date may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum). The sign on fees were payable 50% on January 31, 1998 and the balance on June 30, 1998 (subject to extension of each installment (with the exception of a portion of the first installment, by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum). The Company has given notice that payment of the second tranche due January 31, 1998 is being extended by the permitted 90 days and, at the request of the principals, the payment of the portion of the sign on fees due on January 31, 1998 has been delayed pending their instructions. Transmedia Australia also acquired an option to purchase the 49% balance of the shares of common stock of NHS Australia Pty Limited for an additional Aus. $2,497,655 ($1,823,000) (less potential reductions). The option is exercisable at any time through June 30,1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise this option during its term would give the NHS principals the rights to repurchase Transmedia Australia's 51% interest for no consideration. NHS is a provider of benefit packages for organizations with large customer bases such as banks and insurance companies.

      Intellectual Property

      The Company operates its restaurant card business pursuant to the License acquired through the License Agreement with TMNI. Although the License Agreement grants the Company the right to use certain proprietary software and systems, the Company found it necessary to develop its own systems and practices for local taxation and other considerations. Accordingly, the Company does not rely on the License Agreement for the conduct its day to day operations. However, TRANSMEDIA(R) is a registered trademark and therefore the Company relies on the rights it acquired under the License Agreement to use such trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories. The Company is also dependent on Network for protection of TRANSMEDIA(R) trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories. Network has the right, but not the obligation, to institute action against persons who infringe upon or misappropriate any of the licensed marks. If Network chooses not to take any such action, the Company may not take action.

      Countdown(R) is a registered trademark of the Company's affiliate, Countdown Holdings Limited. Countdown has been established for over 28 years and management believes that the business of Countdown is, to some extent, dependent on the consumer goodwill and recognition attaching to the Countdown name.

      Employees

      As of December 29, 1997, the Company employed 62 persons, none of whom are affiliated with a union. The Company believes that its relationship with its employees is good.

      Competition

      The "membership based" benefits business is highly competitive. The Company competes with a number of other operators, both internationally and in Australia. The Company's competitors range from small private companies to major corporations who collectively offer a full range of "membership based" benefit programs. Such benefit programs include discount shopping, hotel accommodation, travel, dining, and leisure activities. Additionally, the Company competes with other telephone helpline service operators and an array of reward programs such as "air miles".

      In its Restaurant Card business the Company competes against other restaurant discount programs. Competitors include programs offered by major credit card companies such as American Express, Visa, Mastercard and Diners Club. Additionally, other companies offer different kinds of discount programs. For example, Hilton International, an international hotel owner and hotel management company, provides two-for-one dining offers in its restaurants. The Company is not aware of any restaurant discount charge card business similar to that of the Company in the Licensed Territories at this time. The absence of a similar restaurant discount charge card is the principal method used to compete for business. However, there can be no assurance given that no new entrants will enter the market in the future.

      NHS competes with other helpline service providers and membership based benefit providers. NHS also competes with its product and service providers who promote their businesses independently of their arrangements with NHS. The principal methods used by NHS to compete effectively are price, quality of service and range of products and services offered.

      The Company's travel business competes with travel agents and other operators in the hotel and travel industries, including retail travel agents, airlines and hotel groups. The Teletravel business competes on price and convenience as compared to retail travel agents where the consumer must visit the travel agents premises.

      The Company's affiliate, Countdown, competes directly with a full range of discount shopping programs offered by a number of other operators. The Company believes that the Countdown program, with over 100,000 participating merchants in 47 countries, is broader based than the programs offered by its competitors. Management believes that the size of its merchant base, as well as the international spread of such merchants, gives Countdown an advantage over its competitors. Such merchant based and program pricing are the principle methods used by Countdown to retain existing business and secure new business opportunities over its competitors.

      The Company is not aware of any dominant operators in its business segments and geographical markets. However, many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

      Government Regulation

      The Company believes that it possesses all governmental permits or licenses necessary to operate its restaurant discount business in Australia and New Zealand, but has not inquired yet as to whether or not any permits may be required in the rest of the Licensed Territories.

      The Company believes that it possesses all governmental permits or licenses necessary to operate its other businesses.

      Important Factors Regarding Forward Looking Statements and Other Risks

      Certain statements in this Annual Report on Form 10-K/A under the captions "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate", "plan," "intend," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Limited Operating History, Accumulated Deficit, No Assurance of Profitability

      The Company's operations are subject to all the risks inherent in growing business enterprises, including limited capital, delays, uncertain markets and competition. The Company began conducting business operations will respect to the restaurant charge card business in the Fall of 1994 in Sydney, Australia. The operations of the Company have produced losses for the 1995, 1996 and 1997 fiscal years which have continued through the date hereof. As of September 30, 1997, the Company's accumulated deficit since inception was $7,376,641 and the Company's net loss for the fiscal year then ended was $3,030,445. There can be no assurance that the Company will ever achieve profitable operations. The likelihood that the Company will succeed in the member discount business must be considered in light of general economic conditions and the difficulties, expenses and delays experienced. The economic conditions which exist in Australia in particular should be considered. There can be no assurance that the Company will succeed in its business in such an environment or that an improving economic environment will not adversely affect such business.

      Explanatory Paragraph in Auditor's Report

      The Company's independent auditors have included an explanatory paragraph in their report as of, and for the year ended September 30, 1997, stating that the Company's ability to continue as a going concern is dependent on its ability to continue selling equity securities and effecting the exercise of warrants. See "Consolidated Financial Statements."

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

      Need for Additional Financing

      The Company requires substantial additional funds to fund its business plans, including completion of the acquisition of NHS, and other possible acquisitions, and to satisfy existing creditors and to provide working capital. Management estimates that an amount of $8,250,000 will be required in the short term to complete the contemplated acquisitions of which $3,500,000 is required to complete the funding of NHS, and $4,750,000 to fund other planned acquisitions. A further amount of $1,000,000 is estimated to be required as working capital to fund the Company's deficit in the period to April 30, 1998.

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

      Management of Growth

      Execution and implementation of the Company's plan of operation will require significant growth. The Company's current plans for growth will place a significant strain on the Company's financial, managerial and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating and financial condition would be materially and adversely affected.

      Impact of Nasdaq Listing on Marketability of Securities

      The National Association of Securities Dealers, Inc. ("NASD") has rules which establish criteria for the initial and continued listing of securities on Nasdaq SmallCap Market ("Nasdaq"). Under the rules for continued listing on Nasdaq, a company must maintain at least $2,000,000 in net tangible assets, and a minimum bid price of $1 per share, and adhere to certain corporate governance provisions.

      During the 1997 fiscal year the Company was notified by Nasdaq that the bid price of the Company's Common Stock had fallen below the $1 minimum level.

      Within the time allowed by Nasdaq, the Company was able to meet the necessary requirements.

      While the Common Stock is currently listed on Nasdaq, the Company might not be able to maintain the standards for continued listing in the future and the listed securities could, at such time, become subject to delisting from Nasdaq. If the Common Stock is delisted in the future, trading in the Common Stock could be conducted on the NASD Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets". If this occurs, an investor will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock and it could have an adverse effect on the coverage of news concerning the Company. In addition, if the Common Stock is not listed, the Common Stock would be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell the Common Stock to persons other than established customers and accredited investors (accredited investors are generally persons having net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale, as well as disclosing certain information concerning the risks of purchasing low-priced securities on the market for such securities. Consequently the delisting would adversely affect the ability of shareholders to sell the Common Stock and would make subsequent financing more difficult.

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

      Market Acceptance

      Although the market for charge cards in general is very mature, the market for restaurant-specific charge cards is relatively undeveloped. The Company's success also will depend in large part upon the Company's ability to recruit and retain Company Participating Restaurants and Company Cardholders. The Company began to recruit Participating Restaurants and Company Cardholders in Australia in the Fall of 1994. Although the Company expects that it will benefit from the use of The Restaurant Card in the Licensed Territories by Network Cardholders, the Company's success will depend primarily upon the number of Company Cardholders that are recruited in the Licensed Territories, and the level of usage of The Restaurant Card in the Licensed Territories. The Company is offering a product that is new in the marketplace in each of the Licensed Territories and faces all the risks and uncertainties attendant to offering such a product. There can be no assurance that the Company will be able to procure the number of Company Cardholders, Company Participating Restaurants and renewals thereof in the Licensed Territories that will be required for it to fund the development and expansion of its business or to meet its minimum development requirements under the License. Failure to do so could result in the termination of the License.

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

      Dependence Upon Use of Charge Card Accounts

      The success of the Company is dependent, in part, upon its ability to use recognized charge cards for collecting billing charges on The Restaurant Card in the Licensed Territories. The Company has recently entered into a clearing agreement with Westpac Banking Corporation Pty Limited, with respect to the processing of charges by Company Cardholders on The Restaurant Card, allowing charges by Company Cardholders on The Restaurant Card to be charged to a Visa(R), Mastercard(R) or Delta(R) account of the Company Cardholder. There can be no assurance that the Company will be able to establish the necessary relationships with processing banks or charge card companies in other parts of the Licensed Territories, or continue or renew the existing arrangements with Westpac Banking Corporation Pty Limited, or any other that it may establish. Depending on a variety of factors, the termination of the Company's relationship with any charge card company or processing agent could have a material effect on the Company's operations and business.

      Foreign Operations

      The Company's restaurant card business, as well as the businesses of Countdown and NHS, are conducted outside of the United States. As such the Company's revenue and earnings, which are expressed in United States dollars, will be subject to the risks of currency exchange to the extent of currency fluctuations between the United States dollar and other currencies in which the Company transacts its business.

      Although the Company plans to operate its restaurant card business in the Licensed Territories in a manner that is similar to Network's business in the United States, some practices have been modified for local tax and other considerations. In certain situations, the Company may be obligated to pay amounts to Network in predetermined United States dollars even though revenues will be paid to the Company in foreign currency. Therefore, fluctuations in currency could have an adverse effect on the Company's profit margins.

      The Company does not currently engage in currency swaps or other similar hedging contracts to offset possible losses, but may consider such activities in the future.

      In addition, limitations on the transfer of funds from locations in the Licensed Territories, and unfavorable economic or political developments in the Licensed Territories, could have an adverse effect on the Company's operations or its ability to exploit the License.

      Dependence on Management

      The success of the Company will be dependent in part on the abilities and efforts of Mr. Guinan, Chairman of the Board of Directors of the Company and Mr. Harrison, a director of the Company. Any incapacity or inability of Mr. Guinan and Mr. Harrison to perform such functions would have a material adverse effect on the Company. In the event of death or incapacity of Mr. Guinan, Network has the right to approve his proposed replacement. There is no guarantee that Network will approve any such replacement. The Company has no key man life insurance on the lives of Mr. Guinan or Mr. Harrison. The success of the Company will also be dependent upon its ability to hire additional managerial, administrative, systems, sales and marketing personnel. Mr. Guinan is a United States citizen who has the right to remain in the United Kingdom.

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

      Government Regulation

      The Company believes that it possesses all governmental permits or licenses necessary to operate in Australia and New Zealand. However, it does not possess any governmental permits or licenses for other parts of the Licensed Territories, and has not inquired yet whether any permits or licenses will be required. In the event permits or licenses are necessary for the conduct of the Company's business in other portions of the Licensed Territories, or additional licenses or permits are required in respect of operations in Australia and New Zealand, there is no guarantee that the Company will be able to procure them, the failure of which could have a material adverse effect on the Company's ability to operate or expand its operations in the Licensed Territories.

      No Dividends on Common Stock

      Since its inception, the Company has not paid any dividends on its Common Stock. The Company intends to retain future earnings, if any, to provide funds for the operation of its business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the reasonably foreseeable future. See "Dividend Policy".

      Delaware Anti-Takeover Law

      The Company is governed by the provisions of Section 203 of the General Corporation law of the State of Delaware. In general, this law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner. A "business combination" is defined to include mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An "interested stockholder" is defined as a person who, together with affiliates and associates, owns (or within the prior three years, did own) 15% or more of the corporation's voting stock.

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

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Market Information: The Company's Common Stock is traded on Nasdaq Small Cap Market ("Nasdaq") under the symbol "MBTA". The following table sets forth, for the periods indicated and as reported by Nasdaq, the high and low bid prices for shares of the Common Stock.

            Quarter ended               High                  Low

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

            Recent Sales of Unregistered Securities

            At various times from August 24, 1997 to December 31, 1997, the Company sold in a private placement (the "Private Placement") an aggregate of 1,347,095 shares of Common Stock at a purchase price of $1 per share. For every three shares purchased, each purchaser received, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. The warrants are presently exercisable and expire in three years from the date of issuance. The Private Placement was made pursuant to the exemption from the registration requirement of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6 - Selected Financial Data

      The following table sets forth a summary of selected financial data for each of the last three fiscal years and for the period from inception to September 30, 1994. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included in this Report.

      In December 1997 the Company acquired an interest in NHS, whose results are not reflected herein but whose results will be consolidated in fiscal 1998 using the purchase method of accounting.

Income Statement Data

                            Year Ended          Year Ended          Year Ended    Period March 10, 1994
                           September 30,         September           September       (inception) to
                               1997              30, 1996            30, 1995       September 30,1994
                               ----              --------            --------       -----------------
Revenues                   $ 1,924,908         $ 1,659,515         $ 1,075,517         $        --

Membership fees                204,504             230,961              27,564                  --

Gross Profit                   871,593             791,810             400,358                  --

Loss from operation         (2,851,737)         (2,027,263)         (2,075,747)           (377,498)

Share of losses of            (209,715)                 --                  --                  --
associated company

Net loss                   $(3,030,455)        $(2,006,258)        $(1,990,288)        $  (349,650)

Net loss per share         $     (0.22)        $     (0.16)        $     (0.17)        $     (0.03)

Balance Sheet Data
                                                      As at September 30,
                                  1997                1996                1995                1994
                           -----------         -----------         -----------         -----------
Restaurant credits         $   301,815         $   636,808         $   593,418         $    61,129

Intangible assets            1,196,943           1,746,176           1,868,855           1,841,560

Total assets                 4,798,380           3,954,947           4,312,460           4,164,997

Total liabilities            2,048,227             776,350             627,816             151,920

Total equity                 2,750,153           3,178,597           3,684,644           4,013,077

Other Data

Number of                          274                 430                 330                  25
Participating
Restaurants

Number of Company               36,800              18,000               9,000                  --
Cardholders

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      General

      This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate," "plan," "intend," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

      This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereof, the related disclosures and the selected financial data, and is qualified in its entirety by reference thereto.

      The nature of the Company's restaurant card business is such that there is a lead time before profitable operations can be achieved. The success of the Company is dependent upon increasing the number of Company Cardholders and Company Participating Restaurants, as well as obtaining increased usage of The Restaurant Card by Company Cardholders. The Company's marketing partners have been predominantly large size organizations, with lengthy internal procedures. Consequently preparing campaigns for launch and the resulting anticipated growth in the number of Company Cardholders has been considerably slower than was initially anticipated. This is demonstrated in the financial results for the years ended September 30, 1997, 1996 and 1995.

      The Company's ability to grow has been restricted by the single product offered by the Transmedia dining program. During fiscal 1997 the Company and its affiliate TME jointly obtained the permission of TMNI to expand its business base by jointly paying $250,000 in cash and issuing a joint promissory note for $500,000 to TMNI. In April 1997 the Company and TME each purchased 50% of Countdown, an international provider of membership based discount programs and in December 1997 acquired an interest in NHS, a provider of telephone helpline and other member benefits in Australia. These acquisitions provide the Company with core business activities which are complementary to the Company's existing business and upon which the Company can build a more diversified benefits program. Subject to obtaining significant additional capital, further acquisitions are planned in fiscal 1998 which should add to the Company's cardholder/ membership base and expand the product range offered.

      The Company's anticipates that its short term capital needs will continue to be met from the proceeds of equity financings. There can be no assurance that the Company will continue to be successful in completing any such financings or that the terms of any such financing will be favorable to the Company. As evidenced by the Company's recent acquisitions of Countdown and NHS, the Company's strategy to achieve profitability is to focus more on the member benefit business rather than the restaurant discount card business. There can be no assurance that the Company's strategy will be successful or as to when, if at all, the Company will achieve profitability.

      The results of Countdown are reflected in these statements from April 3, 1997 (the date of acquisition) using the equity method of accounting. The results of NHS are not reflected herein but will be consolidated in fiscal 1998 from December 2, 1997 (the date of acquisition), using the purchase method of accounting and will as a result affect the comparability of prior periods.

      In February 1997 the Company entered into an Agreement and Plan of Reorganization to merge the Company and its affiliate Transmedia Europe, Inc. under the name "Membertek International, Inc." The acquisition of NHS caused the Company to postpone the merger, however management is committed to merging the companies in fiscal 1998.

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

      Year Ended September 30, 1997

      The Company generated revenues of $1,924,908 (1996: $1,659,515 and 1995:
      $1,075,517) for the year ended September 30, 1997, an increase of 16% over the previous year. The Company increased the number of Company Cardholders from 18,000 at September 30, 1996 to 36,800 at September 30, 1997. The increase was largely the result of a promotion launched in September 1996 with Westpac Banking Corp. and a new marketing initiative in December 1996 with an Australian company, FAI Insurance. The arrangement with FAI Insurance provides for the Company to issue Restaurant Cards free of charge to FAI Insurance customers. Such customers would not receive an immediate cash benefit in respect of their 25% discount on food and beverage purchased at Participating Restaurants. Instead their discount is accumulated in a trust account which can be used in part payment of their subsequent years insurance premiums payable to FAI Insurance. The agreement with FAI Insurance gives the Company the right to cancel Restaurant Cards issued to FAI Insurance customers in the event that they do not maintain minimum spend levels using their Restaurant Card. The only obligation of the Company is to issue Restaurant Cards free of charge to FAI Insurance customers subject to their achieving the minimum spend levels referred to above.

      Membership fees of $204,454 (1996: $230,961 and 1995: $27,564) for the year ended September 30, 1997 show a reduction of 11% over the previous year. The decrease is a result of an accounting adjustment to the deferred membership fees in the first quarter and the effect of the free membership card. The "accounting adjustment" in the first quarter reduced revenues by $15,584. The adjustment was necessary to correct an accounting error in the calculation of deferred membership fees as of December 31, 1996. It is the Company's policy to account for membership fee revenue over the period of membership, usually one year. An error in the calculation of deferred membership fee income was discovered subsequent to finalization of the unaudited financial statements for the quarter ended December 31, 1996. The error was corrected in the quarter ended March 31, 1997. Previous periods were not adjusted because the amount involved was not considered material.

      Cost of sales amounted to $1,257,769 (1996: $1,098,666 and 1995: $702,723)
      for the year ended September 30, 1997, an increase of 15% over the previous year. The variance to the 16% increase in revenues is primarily attributable to the 20% discount associated with the free membership card. Cost of sales are approximately 50% of the gross food and beverage value consumed by Company Cardholders and represents the recovery of the advances (`Restaurant Advances') made by the Company to the respective Company Participating Restaurants.

      Selling, general, and administrative expenses, consisting primarily of salaries, rents, commissions, and other general overhead costs amounted to $3,723,330 (1996: $2,819,073 and 1995: 2,476,105) for the year ended
      September 30, 1997, an increase of 32% over the previous year. The increase is primarily due to professional fees of $118,642 for work on the proposed merger with TME, $276,472 write down of the License to fair value and $112,875 of costs relating to the termination agreement with Mr. C.E.C. Radbone, a former director of the Company. In addition, the Company incurred $242,012 of unrealized foreign exchange losses arising out of the translation of the inter-company balance between the Company and Transmedia Australia as of September 30, 1997 and a $150,000 write off of the Hawaii option. But for these additional expenses, the Company would have reported a small decrease for the year in selling, general and administrative expenses.

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

      The acquisition of Countdown provides management with the opportunity to realize cost savings and achieve economies of scale. In June 1997 the Transmedia UK operations relocated to Countdown's premises and the Company is seeking to sub-let a floor of the offices it shares with TME at 11 St James's Square, London vacated by the relocation. Management is currently reviewing means of sharing resources and out-sourcing functions and expects to be able to achieve significant savings in fiscal 1998

      The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognized for the year ended September 30, 1997.

      Year Ended September 30, 1996

      The Company generated revenues of $1,659,515 (1995: $1,075,517) in the year ended September 30, 1996, an increase of 54% over the previous year. The increase in revenues can be principally attributed to the September 1995 launch in Melbourne with The Age newspaper. The Company has been well received by the Melbourne restaurant community, having attracted a number of award winning restaurants as Company Participating Restaurants. This success has subsequently been repeated in Brisbane, with approximately 50% of the Company Participating Restaurants receiving awards in the Queensland State Premier's 1996 annual tourist awards. The Company increased its number of Cardholders from 9,000 to 18,000 at September 30, 1995 and September 30, 1996 respectively, largely as a result of the 10,000 Company Cardholders produced by the Westpac

      Banking Corp. promotion since August 1996. The Company increased its number of Participating Restaurants from 330 to 430 at September 30, 1995 and at September 30, 1996 respectively. Membership fees for the year ended September 30, 1996 of $230,961 are significantly greater than the $27,564 reported for 1995 and are as a result of the Company billing Company Cardholders for the first time following the typically waived membership period. In August 1996 the Company introduced the `Free card' option for membership whereby cardholders can opt for membership at no annual fee but with a reduced discount benefit of 20%, as compared to the standard discount of 25%. The Free card was launched at the same time as the Westpac Banking Corp. promotion.

      Cost of sales amounted to $1,098,666 (an increase of 54% over 1995) for the year ended September 30, 1996 and is in line with the 54% increase in revenues. Cost of sales are approximately 50% of the gross food and beverage value consumed by Company Cardholders and represents the recovery of the restaurant credits made by the Company to the respective Company Participating Restaurants. The relationship between revenues, net of discount, and cost of sales will change in future as cardholders opt for the 20% `Free card' discount.

      Selling, general and administrative expenses, consisting primarily of the costs of operations, for the year ended September 30, 1996 amounted to $2,819,073 representing an increase of 14% over 1995, which compares favorably when compared to the 54% increase in revenues. During the year significant savings have been achieved in printing costs.

      The Company earned $21,005 for the fiscal year from the temporary investment of excess cash funds. The Company remains in a net operating loss carry forward position for income tax purposes and no tax benefit has been recognized for the year ended September 30, 1996.

      Year Ended September 30, 1995

      Revenues, exclusive of membership fees of $27,564 for the year ended September 30, 1995 amounted to $1,075,517. Revenues represent the retail value of food and beverage consumed by Company Cardholders at Company Participating Restaurants, less the 25% discount that is granted to Company Cardholders. Cost of sales is approximately 50% of the retail value of the food and beverage consumed by Company Cardholders and represents the recovery of the Restaurant Credits made by the Company to the respective Company Participating Restaurants. The gross profit of $400,358 for the year amounts to 25% of the full retail value of the food and beverage consumed by the Company Cardholders, together with a pro rata portion of membership fees and other income. The Company acquired 9,000 Cardholders during the year ended September 30, 1995. The Company increased its number of Company Participating Restaurants from 25 to 330 at September 30, 1994 and at September 30, 1995. Selling, general and administrative expenses amounted to $2,476,105 for the year ended September 30, 1995 representing the costs of the first full year's operation and the costs relating to the registration of the Company's Common Stock under the Securities Act of 1933.

      The Company earned $85,459 and $34,148 for the year ended September 30, 1995 and, the period ended September 30, 1994, respectively, from the temporary investment of excess cash funds. The Company was in a net operating loss carry forward position for income tax purposes however no tax benefit was recognized in the 1995 fiscal year.

      Liquidity and Capital Resources

      The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                 Twelve Months Ended
                                                 -------------------
                                       September 30, 1997    September 30, 1996
                                       ------------------    ------------------
      Cash  provided by/(used in)
      Operating Activities                $ (2,126,864)          $  (919,889)
      Cash  provided by/(used in)
      Investment Activities               $ (1,205,610)          $   (29,861)
      Cash provided by financing
      Activities                          $  2,057,449           $ 1,148,903

      During fiscal 1997 there were net cash outflows from operating activities of $2,126,864. This resulted from the Company's net loss in the period. During fiscal 1997, the Company relied on the net proceeds of an equity private placement to meet its working capital requirements and other operating needs. The proceeds of the equity private placement were needed to supplement cash generated by revenues from membership fees, usage of the Restaurant Card and reduced advances to Participating Restaurants.

      Net cash used in investing activities of $1,205,610 comprised the cash element of the Company's investment in Countdown of $1,209,655, net of the proceeds of sale of fixed assets of $4,045. The Company invested $2,682,487 in fiscal 1997 to acquire its interest in Countdown. The total consideration was paid by the issuance of 1,330,524 shares of the Company's Common Stock, the execution of a $250,000 loan note and a cash payment of $1,459,655. The cash element of the consideration was funded by a $1 million loan from a director of the Company and part of the net proceeds of an equity private placement.

      To meet its cash requirements, the Company in December 1996 sold in an equity private placement 556,250 shares of common stock at a price of $2 per share. The subscribers received warrants to purchase an aggregate of 185,417 shares of Common Stock at an exercise price of $2 per share. In August 1997 the Company commenced a further equity private placement. The placement was terminated in December 1997 upon the sale of 1,347,095 shares of Common Stock at $1 per share and generated net proceeds of $1,347,095. For every three shares sold, the subscriber received, for no additional consideration, a warrant to purchase one share of the Company's Common Stock at an exercise price of $1 per share.

      The Company requires substantial additional cash to fund its business plans, including completion of the acquisition of NHS, and other contemplated acquisitions. In addition, the Company requires cash to pay existing creditors and to provide working capital. Management estimates that an amount of $8,250,000 will be required in the short term to complete the contemplated acquisitions of which $3,500,000 is required to complete the acquisition of NHS, $4,750,000 to fund other planned acquisitions. A further amount of $1,000,000 is estimated to be required as working capital to fund the Company's deficit in the period to April 30, 1998.

      The Company's acquisition program includes the following:

      1. On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TME indirectly purchased 51% of the business and assets of NHS. The total purchase price for the transaction (including a deposit of Aus $345,000 ($252,000)) was Aus $12,500,000 ($9,125,000), of which Aus
      $4,000,000 ($2,940,000) represents sign-on fees payable to certain principals of NHS, and the balance of which represents amounts payable to NHS in two tranches. The first tranche was paid on December 2, 1997 in the form of cash and 500,000 shares of Common Stock of the Company and

      500,000 shares of Common Stock of its affiliate, TME. The second tranche Aus. $2,842,540 ($2,073,000) is payable in cash on January 31, 1998 (which date may be extended by up to 90 days provided that interest will accrue during such extension at 5% per annum). The sign on fees were payable one-half on January 31, 1998 and the balance on June 30, 1998 (subject to extension of each installment, with the exception of a portion of the first installment, by up to 90 days provided that interest will accrue on the extended amounts at 5% per annum). The Company has given notice that payment of the second tranche due January 31, 1998 is being extended by the permitted 90 days and, at the request of the principals, the payment of the portion of the sign on fees due on January 31, 1998 has been delayed pending their instructions. Transmedia Australia also acquired an option to purchase the 49% balance of NHS's business and assets for an additional Aus $2,497,655 ($1,823,000) (less potential reductions). The option is exercisable at any time through June 30, 1998 (subject to extension for up to 90 days) provided that interest will accrue on the exercise price during any such extension at 5% per annum. Failure to exercise the option during its term will give the NHS principals the rights to repurchase the 51% interest for no consideration.

      2. On October 17, 1997 the Company signed a letter of intent to purchase 50% of the shares of common stock of a privately held corporation engaged in a complementary field of business. The letter of intent provides for a purchase price of $3,750,000 in cash plus $500,000 in unrestricted shares of common stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. A cash deposit of $50,000 was advanced on signing the letter of intent and 200,000 shares of the Common Stock of the Company, held by Edward J. Guinan III, Chairman of the Board of Directors, were delivered to the sellers as a further deposit. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

      3. On December 23, 1997 the Company signed a letter of intent to purchase 50% of the shares of common stock of a privately held corporation engaged in a complementary field of business. The letter of intent provides for a purchase price of pounds UK 500,000 (approximately $800,000) in cash with an option to take up to pounds UK 200,000 (approximately $320,000) of the purchase price in shares of Common Stock of the Company, the value of the shares of Common Stock being that as of the day of closing of the purchase. 200,000 shares of Common Stock in the Company, held by Edward J. Guinan III, the Chairman of the Board of Directors were placed as a deposit. If the closing does not occur on or prior to March 31, 1998, the deposit is subject to forfeiture to the seller.

      4. On January 9, 1998, the Company entered into an agreement in principle to purchase 85% of the common stock of Network America Inc., of Dallas, Texas. The consideration payable comprises a cash deposit of $50,000, redemption by the Company on January 19, 1998 of an outstanding Promissory
      Note in an amount of $103,000 held by an unrelated third party, an undertaking by the Company to pay $250,000 in cash on March 31, 1998 and an undertaking by the Company to advance $1,000,000 for working capital in eighteen subsequent equal monthly installments of $55,555 each.

      The Company has no available lines of credit at the present time. In the event that management is not successful or only partially successful in raising the necessary funds it will have to curtail its acquisition program, with the possible loss of deposits or payments on account of approximately $1,375,000.

      No assurance can be given that the Company will be successful in obtaining additional financing. In addition, no assurance can be given that if the Company is successful in raising such additional financing that profitability will be achieved in the future. Failure to obtain the necessary financing within the necessary time frame will have a significant adverse effect on the Company and its results of operations. Moreover, any additional financing, including any financing obtained through the issuance of equity, could result in substantial dilution to shareholders.

      The Company's independent auditors report on the Company's financial statements included in Item 8 states that "......the Company has experienced losses during the year ended September 30, 1997, both from operations and from restructuring and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and exercises of warrants, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and exercises of warrants.

      Historically the Company's ability to grow and generate cash from operations has been restricted by the single product offered by the Transmedia dining program. During fiscal 1997 the Company and its affiliate TME jointly obtained the permission of TMNI to expand its business base by jointly paying $250,000 in cash and issuing a joint promissory note in the amount of $500,000 to TMNI. In April 1997 the Company and TME each purchased 50% of Countdown, an international provider of membership based discount programs and in December 1997 jointly acquired an interest in NHS, a provider of telephone helpline and other member benefits in Australia. These acquisitions provide the Company with core business activities which are complementary to the Company's existing business and upon which the Company intends to build a more diversified benefits program. Management believes that such a diversified benefits program will enable the Company to achieve profitability in the medium term.

      Acquisition of Countdown

      In connection with the acquisition of the Company's interest in Countdown in April 1997, the Company borrowed $1,000,000 from a director, with interest at 12% per annum. In addition, the Company and TME jointly issued promissory notes to TMNI in the principal amount of $500,000, at 10% per annum. See Item 1- Business, "Countdown Acquisition".

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

      On January 16, 1998, Mr. C.E.C. Radbone resigned from the Board of Directors. Contemporaneously, his employment agreement, according to the terms of which he had been serving as Managing Director of Countdown was cancelled. Mr. Radbone holds 1,330,524 shares of Common Stock of the Company and options to purchase 277,193 shares of Common Stock of the Company at $0.90 per share, and agreed to grant Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase these shares and options at a purchase price of $1 per share. Under the option, Mr. Guinan pledged $250,000 in value of shares of the Company's Common Stock owned by him (together with $250,000 in value of Transmedia Europe, Inc. Common Stock owned by him), which will be transferred to Mr. Radbone if the option is not exercised and paid by January 15, 1999.

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

      Effect of Year 2000

      The Company has developed a plan to address the possible exposure related to the impact on its computer systems of the Year 2000. Key operating, financial and information systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. Management estimates of the likely cost of system modifications is currently $100,000.

      In fiscal 1998 the Company established a Year 2000 group to evaluate the potential exposure of the Company's computer systems and computer reliant systems to Year 2000 issues. The working group completed its evaluation and has developed a plan to ensure that all of the Company's systems will be fully compliant by December 31, 1999.

      The core business system used in the Company's restaurant card business is not Year 2000 compliant and could fail to operate into the next millennium without corrective action. The system was scheduled for re-write in any event, with completion planned for the fourth quarter of 1999. Interim measures have been fully tested and will be implemented during the first quarter of 1999 as a precautionary measure. In other areas of the Company's operations systems are Year 2000 compliant. Breakaway is fully compliant, as are the telephone systems used by NHS. Non core business applications such as word processing and management information reporting systems require some minor modification. Computer hardware has been substantially upgraded to appropriate processors. The systems of the Company's affiliate, Countdown, have also been evaluated. Countdown systems require some modification and upgrading which is scheduled for completion in the first quarter of 1999.

      The Company is in communication with others with whom it does business, including but not limited to, financial institutions and key customers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. In particular the Company has not yet received confirmations from a number of banking institutions. There can be no assurance that the systems of third parties, on which the Company's systems rely, will be timely converted or that a failure to convert or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

      New U.S. accounting pronouncements not yet implemented

      In December 1996, the FASB issued SFAS No. 128 "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The Company will adopt SFAS No. 128 for the year ended September 30, 1998. The adoption of this standard is not expected to have a material effect on the Company's earnings per share.

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

Item 7A - Quantitative and Qualitative Disclosure About Market Risk

      Not Applicable

Item 8 - Financial Statements Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page

Reports of Independent Auditors                       F-1 - F-2

Consolidated Balance Sheets
      September 30, 1996 and 1997                     F-3 - F-4

Consolidated Statement of Operations
      for the year ended
      September 30, 1997, 1996 and 1995                  F-5

Consolidated Statement of Stockholders Equity
      for the year ended September 30, 1997.             F-6

Consolidated Statement of Cash Flows
      for the year ended September 30, 1997              F-7

Notes to the Consolidated Financial Statements.       F-8 - F-27

                         Report of Independent Auditors

The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

We have audited the accompanying consolidated balance sheets of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended September 30, 1997. We have also audited the financial statements schedule listed in the accompanying index. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the two years ended September 30, 1997, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses during the year ended September 30, 1997, both from operations and from restructuring and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and exercises of warrants, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and exercises of warrants. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements and schedule do not include any adjustment which might result from this uncertainty.


January 19, 1999

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


                                                                 Arthur Andersen
                                                                          Sydney
                                                                       Australia

                                                               December 20, 1995

Transmedia Asia Pacific, Inc.
Consolidated Balance Sheets

                                                   September 30,   September 30,
ASSETS                                                 1997            1996

Current assets

   Cash (including temporary cash investments of
   $nil at September 30, 1997 and $1,564,741 at
   September 30, 1996)                              $   13,104     $1,171,305

   Restaurant credits net of allowance for
   irrecoverable credits of $114,610 at September
   30, 1997 and of $119,762 at September 30, 1996
   (note 1 (c))                                        301,815        636,808

   Trade accounts receivable                            56,563         66,211

   Amounts due from related parties (note 5)           258,533         48,857

   Other current assets                                 18,784        142,127
                                                    ----------     ----------
Total current assets                                   648,799      2,065,308

Long Term assets

Investment in affiliates (note 4)                    2,715,442             --

Property and equipment, net of accumulated
depreciation $106,260 at September 30, 1997 and
$77,616 at September 30, 1996 (note 7)                  94,250        143,463

Intangible assets, net of accumulated amortization
of $794,631 at September 30, 1997 and $245,440 at
September 30, 1996 (note 6)                          1,196,943      1,746,176

Other assets (note 9)                                  142,946             --
                                                    ----------     ----------
Total assets                                        $4,798,380     $3,954,947
                                                    ==========     ==========

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

Transmedia Asia Pacific, Inc.
Consolidated Balance Sheets (Continued)

                                                  September      September
                                                      30,            30,
                                                     1997           1996
                                                 -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                                $        --    $    40,051
   Trade accounts payable                            267,232        253,432
   Deferred membership fee income                    104,375        139,215
   Accrued liabilities (note 8)                      330,908        250,352
   Royalties payable                                      --             --
   Deferred advances                                      --             --
   Amount due to related parties (note 5)          1,345,712         93,300
                                                 -----------    -----------
   Total current liabilities                     $ 2,048,227    $   776,350
                                                 -----------    -----------

   Stockholders' equity

   Stockholders' equity
   Preferred stock, $.01 par value per share
   Authorized 5,000,000 shares; none issued               --             --

   Common stock, $.00001 par value per share
   Authorized 95,000,000 shares;
   15,249,221 issued and outstanding shares at
   September 30, 1997 and 13,362,447 shares at
   September 30, 1996                                    153            134

   Additional paid in capital                      9,962,922      7,470,749

   Cumulative foreign currency translation
   adjustment                                        163,719         53,910

   Accumulated deficit                            (7,376,641)    (4,346,196)
                                                 -----------    -----------
   Total stockholders' equity                    $ 2,750,153    $ 3,178,597
                                                 -----------    -----------
Total liabilities and stockholders' equity       $ 4,798,380    $ 3,954,947
                                                 ===========    ===========

See accompanying summary of accounting policies and notes to the consolidated financial statements.

Transmedia Asia Pacific, Inc.
Consolidated Statement of Operations

                                                Year ended      Year ended      Year ended
                                                 September       September       September
                                                 30, 1997        30, 1996        30, 1995
Revenues (note 1 (g))                          $  1,924,908    $  1,659,515    $  1,075,517
Membership fees                                     204,454         230,961          27,564
                                               ------------    ------------    ------------

Total revenues and fees                           2,129,362       1,890,476       1,103,081

Cost of sales                                    (1,257,769)     (1,098,666)       (702,723)
                                               ------------    ------------    ------------
Gross profit                                        871,593         791,810         400,358

Selling, general and administrative expenses     (3,723,330)     (2,819,073)     (2,476,105)
                                               ------------    ------------    ------------
Loss from operations                             (2,851,737)     (2,027,263)     (2,075,747)

Share of losses of associated company              (202,905)             --              --

Interest income                                      24,197          21,005          85,459
                                               ------------    ------------    ------------
Loss before income tax                           (3,030,445)     (2,006,258)     (1,990,288)

Income taxes (notes 1(f) and 13)                         --              --              --
                                               ------------    ------------    ------------
Net loss                                       $ (3,030,445)   $ (2,006,258)   $ (1,990,288)
                                               ============    ============    ============
Loss per common and common equivalent share    $      (0.22)   $      (0.16)   $      (0.17)
                                               ============    ============    ============
Weighted average number of
common shares outstanding                        13,802,812      12,618,400      12,082,691
                                               ============    ============    ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                  TRANSMEDIA ASIA PACIFIC INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                            Number of          Common       Additional            Cumulative     Accumulated
                                        common shares           stock  paid-in capital  currency translation         deficit
                                                                                                  adjustment
Balance, September 30, 1994                11,815,790    $        118     $  4,363,109          $       (500)   $   (349,650)

Issuance of  common stock                     673,800               7        2,021,393                    --              --
Issue costs                                        --              --         (128,744)                   --              --
Net loss                                           --              --               --                    --      (1,990,288)
Effect of foreign currency
translation                                        --              --               --                 1,449              --
Treasury stock                                (20,000)             --          (20,000)                   --              --
Compensation expense                               --              --               --                    --              --
                                         ------------    ------------     ------------          ------------    ------------
Balance, September  30, 1995               12,469,590    $        125     $  6,235,758          $        949    $ (2,339,938)

Issuance of  common stock                     892,857               9        1,249,991                    --              --
Issue costs                                        --              --          (15,000)                   --              --
Net loss                                           --              --               --                    --      (2,006,258)
Effect of foreign currency
translation                                        --              --               --                52,961              --
Compensation expense                               --              --               --                    --              --
                                         ------------    ------------     ------------          ------------    ------------
Balance, September  30, 1996               13,362,447    $        134     $  7,470,749          $     53,910    $ (4,346,196)

Issuance of  common stock                     556,250               6        1,112,494                    --              --
Issue costs                                        --              --          (15,000)                   --              --
Issuance of common stock relating to
Acquisition of Countdown                    1,330,524              13        1,222,819                    --
Net Loss                                                                                                          (3,030,445)
Effect of foreign currency
translation                                        --              --               --               109,809              --
Option re Countdown                                --              --          171,860                    --              --
                                         ------------    ------------     ------------          ------------    ------------
Balance, September  30, 1997               15,249,221    $        153     $  9,962,922          $    163,719    $ (7,376,641)
                                         ============    ============     ============          ============    ============

-------------------------------------------------------------------
                                           Unearned           Total
                                       compensation


Balance, September 30, 1994            $         --    $  4,013,077

Issuance of  common stock                  (300,000)      1,721,400
Issue costs                                      --        (128,744)
Net loss                                         --      (1,990,288)
Effect of foreign currency
translation                                      --           1,449
Treasury stock                                   --         (20,000)
Compensation expense                         87,750          87,750
                                       ------------    ------------
Balance, September  30, 1995           $   (212,250)   $  3,684,644

Issuance of  common stock                        --       1,250,000
Issue costs                                      --         (15,000)
Net loss                                         --      (2,006,258)
Effect of foreign currency
translation                                      --          52,961
Compensation expense                        212,250         212,250
                                       ------------    ------------
Balance, September  30, 1996           $         --    $  3,178,597

Issuance of  common stock                        --       1,112,500
Issue costs                                      --         (15,000)
Issuance of common stock relating to
Acquisition of Countdown
Net Loss                                                 (3,030,445)
Effect of foreign currency
translation                                      --         109,809
Option re Countdown                              --         171,860
                                       ------------    ------------
Balance, September  30, 1997           $         --    $  2,750,153
                                       ============    ============
                                    -------------------------------

Transmedia Asia Pacific, Inc.
Consolidated Statements of Cash Flows

                                                     Year ended      Year ended     Year ended
                                                    September 30,   September 30,  September 30,
                                                        1997            1996           1995
Cash flows from operating activities:
- Net loss                                           $(3,030,445)   $(2,006,258)   $(1,990,288)
Adjustment to reconcile net loss
to net cash used in operating activities:
- Depreciation                                            38,195         35,539         31,479
- Amortization of license                                122,720        122,720        122,720
- Write down of license to fair value                    276,472             --             --
- Provision for irrevocable restaurant credits            (5,152)        79,344         40,418
- Amortization of deferred compensation                       --        212,250         87,750
- Write off of Hawaii option                             150,000             --             --
- Share of loss of Affiliates                            202,905             --             --
Changes in assets and liabilities:
- Trade accounts payable                                  13,800        131,837        116,918
- Accrued liabilities                                     80,556         (5,021)       128,198
- Restaurant credits                                     340,145        (98,997)      (572,707)
- Prepaid expenses and other current assets               (9,956)       (60,299)      (138,873)
- Deferred membership fees                               (34,840)         5,066        128,990
- Due from/(to) related parties                         (271,264)       663,930       (424,437)
                                                     -----------    -----------    -----------
Net cash used in operating activities                 (2,126,864)      (919,889)    (2,469,832)
Cash flows from investing activities:
- Purchase of property and equipment                          --        (29,861)       (49,599)
- Extension of Hawaii option                                  --             --       (150,000)
- Investment in Countdown                             (1,209,655)            --             --
- Proceeds on disposal of fixed assets                     4,045             --             --
                                                     -----------    -----------    -----------
Net cash used in investing activities                 (1,205,610)       (29,861)      (199,599)
Cash flows from financing activities:
- Net proceeds received from issuance
  of common stock                                      1,097,500      1,235,000      1,592,656
- Loans from related parties re Countdown
  Acquisition                                          1,000,000             --             --
- Bank credit line                                       (40,051)       (86,097)       126,148
- Purchase of treasury stock                                  --             --        (20,000)
                                                     -----------    -----------    -----------
Net cash provided by financing activities              2,057,449      1,148,903      1,698,804
                                                     -----------    -----------    -----------
Effects of foreign currency translation                  116,824         31,054            (85)
                                                     -----------    -----------    -----------
Net increase (decrease) in cash and
cash equivalents                                      (1,158,201)       230,207       (970,712)
Cash and temporary cash investments at
beginning of period                                    1,171,305        941,098      1,911,810
                                                     -----------    -----------    -----------
Cash and temporary cash investments
at end of period                                     $    13,104    $ 1,171,305    $   941,098
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

                Supplemental disclosures of cash flow information

No amounts of cash were paid for interest or income taxes for each of the periods presented

                   Supplemental Schedule of Non-Cash Investing
                            And Financing Activities

In April 1997 the Company issued 1,330,524 shares of its common stock as part payment of its investment in Countdown Holdings Limited ("Countdown"). The Company paid a total of $2,682,487 for its investment in Countdown made up as follows:

Cash payment                                                          $1,209,655
Issuance of 1,330,524 shares
   of common stock                                                     1,222,832
Loan Note in favor of
   TMNI                                                                  250,000
                                                                      ----------
   Total                                                              $2,682,487
                                                                      ==========

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

      The Company was initially capitalized with 7,249,500 shares. On May 26, 1994, TMAP issued and sold shares of common stock: (i) 450,000 to Conestoga for $450,000; (ii) 590,790 to Network, as partial consideration for the purchase of the License; and (iii) 3,525,000 to investors in a private placement at an offering price of $1 per share.

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

      In August 1997, the Company initiated a private placement in which it sold an aggregate of 1,347,095 shares of Common Stock at a purchase price of $1 per share, of which $576,335 was received in October 1997, $895,760 was received in November 1997 and $25,000 in December 1997. The shares were issued in February 1998. For every three shares purchased, each purchaser received, for no additional consideration, a warrant to purchase one share of Common Stock at $1 per share. As of the date of this filing, the shares have been issued but the registration statement has yet to be filed. "See
      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

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

(d)   Intangible assets

      Intangible assets consist entirely of the cost of the Transmedia License and represents the consideration paid to Network in both cash and the fair value of Company shares for the Transmedia License to operate in the licensed territories using the systems, procedures and `know how' of the Transmedia business.

      The license cost is being amortized on a straight line basis over its estimated useful life of 15 years from the commencement of operations in November 1994.

      The Company evaluates the carrying value of its investment in license costs for impairment based on an estimate of future undiscounted cash flows that are expected to be generated and are directly attributable to the Transmedia License. If the sum of those estimated undiscounted cash flows is less than the carrying value of the License costs, it is the policy of the Company to measure impairment on the basis of the fair value of the License costs, using a discounted cash flow technique. In the opinion of management the carrying value of the License costs at September 30, 1997 is not less than the fair value as determined using discounted cash flows.

(e)   Property and equipment

      Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight line method over the estimated useful lives of the assets as follows:

      Furniture and fixtures                  5 years
      Office equipment                      4-5 years
      Computer equipment                    3-4 years

(f)   Income taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realized.

(g)   Revenue recognition

      Revenues represent the retail value of food and beverages acquired from participating restaurants by the Company's cardholders, less the 20% or 25% discount offered to cardholders. Membership fees collected are deferred and recognized as revenue in equal monthly installments over the periods benefited.

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

(i)   Cardholder bonuses

      In fiscal 1995 and 1996 the Company operated a Restaurant Cardholder promotion to increase usage of the Restaurant Card and to recruit new cardholders. The promotion involved the granting of bonus food and beverage credits. The bonus food and beverage credits were utilized as the Cardholder used the Restaurant Card and were processed as an additional saving to the standard 20% or 25% discount obtained by using the Restaurant Card. The bonus was accrued by the Company when the bonus was granted to the Cardholder.

(j)   Loss per common share

      Loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Common stock equivalents have not been included because they are considered anti-dilutive.

(k)   Foreign currencies

      The reporting currency of the Company is the United States dollar. The Company's functional currencies are the Australian dollar and the UK pound sterling. The Australian dollar is the functional currency of the Company's restaurant card business because it is the primary currency of the environment in which the business operates as an autonomous unit. All cash generated and expended by the restaurant card business is in Australian dollars. For the same reasons the functional currency of the Company's interest in Countdown is the UK pound sterling because that business is located, and primarily operates in, the United Kingdom.

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

(m)   Advertising costs

      The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30 1997 and 1996 were $nil and $13,370 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1997 and 1996 that should be capitalized.

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

      In addition, the Company holds a financial instrument in the form of an option to acquire Nationwide Helpline Services Pty Limited ("NHS"). Management does not believe it is practicable to estimate the fair value of this financial instrument, because although the 6 month option had expired prior to year end (as described in Note 9), the Company continued negotiations, and eventually indirectly acquired a 51% interest in NHS on December 2, 1997 together with TME (See Note 16).

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

2.    Auditors

      Effective September 26, 1997, the Company's former auditors, KPMG, resigned as the Company's auditors and the Board of Directors, with the approval of the Audit Committee, retained BDO Stoy Hayward as its independent public accountants. The Company confirmed in its Form 8-K filing, as amended by Amendment No.2 filed October 27, 1997, and KPMG confirmed in its letter to the office of the Chief Accountant dated October 16, 1997, which letter was included in said filing, that during the period KPMG was retained, there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the financial statements for the fiscal year ended September 30, 1996 or up through the time of replacement which, if not resolved to the former auditors satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During such fiscal years, no accountant's report prepared by KPMG contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

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

      The position of KPMG as stated in the letter of February 13, 1998, was as follows:

            "Based on an evaluation of circumstances and recent events we have decided that we are not willing to accept an assignment to consider whether we would re-sign our audit report as of September 30, 1996 and for the year then ended for inclusion in the Form 10-K filing of Transmedia Asia Pacific, Inc. for the year ended September 30, 1997".

      The financial statements for the fiscal year ended September 30, 1996 have been re-audited by BDO Stoy Hayward.

      It should be noted that the Form 10-K for 1997 was inadvertently filed on January 23, 1998 prior to receipt of all necessary auditor consents. This Form 10K/A amends said filing in its entirety. All necessary consents have now been obtained by the Company.

3.    Going Concern

      The consolidated financial statements record a loss for the year ended September 30, 1997 of $3,030,445, which, when taken with the previous years' results, record an accumulated deficit of $7,376,641 as at September 30, 1997. The Company has also recorded losses since the balance sheet date.

      The Company has been able to fund this deficit, the cost of its acquisition and restructuring of Countdown Holdings Limited, and its acquisition of the business of Nationwide Helpline Services Pty Limited (Note 16), principally by the sale of equity securities, a loan from a director and stockholder of the Company during the year and the issuance of loan notes after the year end.

      Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however, the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company is likely to require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding. In addition there can be no assurance as to the acceptability of the terms of any future financing.

4.    Investment in affiliated company

      The Investment in Countdown consists of the following (see note 11 for discussion on the acquisition). The Company's interest in Countdown's operations is accounted for using the equity method.

      At September 30, 1996                                         $        --
      Cost of investment                                              2,682,487
      Add: Cost of option                                               171,860
                                                                    -----------
                                                                      2,854,347
      Share of losses                                                  (202,905)
      Amounts due from affiliates                                        64,000
                                                                    -----------
      At September 30, 1997                                         $ 2,715,442
                                                                    ===========

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

      During the year ended September 30, 1995, the company was charged a corporate management fee of $156,313 by Transmedia Europe, Inc. in respect of the Company's share of the head office expenses, comprising salaries, rent and other associated office costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totaling $60,742, during the year ended September 30, 1995 ($2,467 during the period from inception to September 30, 1994), which have been charged to the Company.

      During the year ended September 30, 1996, the Company was charged a corporate management fee of $240,267 from Transmedia Europe, Inc. in respect of the Company's share of the head office expenses, comprising salaries, rent and other associated office and professional costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totaling $122,526, during the year ended September 30, 1996 ($60,742 during the year ended September 30, 1995), which have been charged to the Company.

      During the year ended September 30, 1997, the Company was charged a corporate management fee of $556,789 from Transmedia Europe, Inc. in respect of the Group's share of the head office expenses, comprising salaries, rent and other associated office and professional costs. In addition, Transmedia Europe, Inc. has paid travel, accommodation and other costs totaling $122,997, during the year ended September 30, 1997 ($122,526 in the year to September 30, 1996), which have been charged to the Company.

      The amounts due from related parties consist of the following:

                                                   September 30,   September 30,
                                                        1997           1996

      Conestoga                                       $ 26,260       $ 26,260
      Transmedia Europe, Inc.                          190,124             --
      P. Harrison                                       42,149         22,597
                                                      --------       --------
                                                      $258,533       $ 48,857
                                                      --------       --------

      The amounts due to related parties consist of the following:

                                                  September 30,   September 30,
                                                      1997            1996

      J.V. Vittoria                                $1,061,479      $       --
      TMNI                                            284,233              --
      Transmedia Europe, Inc.                              --          93,300
                                                   ----------      ----------
                                                   $1,345,712      $   93,300
                                                   ----------      ----------

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

      Information regarding the activity with respect to the amounts due from/(to) related parties is as follows:

                                     E. Guinan III    Conestoga      Transmedia    P Harrison
                                                       Partners     Europe, Inc.
      Balance at September 30, 1995   $    43,891        155,169        416,280          3,937
      Additions                           159,978             --      1,193,520         18,450
      Amounts collected                        --             --       (362,793)            --
      Amounts collected                  (203,869)      (128,909)    (1,340,307)            --
      Foreign currency movement                --             --             --            210
                                      -----------    -----------    -----------    -----------
      Balance at September 30, 1996            --         26,260        (93,300)        22,597
      Additions                                --             --      1,240,000         19,552
      Amounts charged                          --             --     (1,078,512)            --
      Amounts collected                        --             --        121,936             --
      Foreign currency movement                --             --             --             --
                                      -----------    -----------    -----------    -----------
      Balance at September 30, 1997   $        --    $    26,260    $   190,124    $    42,149
                                      ===========    ===========    ===========    ===========

                                                 J.V. Vittoria         TMNI

      Balance at September 30, 1996               $        --       $        --
      Loan received                                (1,000,000)               --
      Promissory Note                                      --          (250,000)
      Amounts collected                               (61,479)          (34,233)
                                                  -----------       -----------
      Balance at September 30, 1997               $(1,061,479)      $  (284,233)
                                                  ===========       ===========


6.    Intangible Assets

      Intangible assets consist of:

                                               Formation      Transmedia       Hawaii         Total
                                               Expenses        License         Option
      Acquisition cost                        $       770    $ 1,840,790    $   150,000    $ 1,991,560
      Amortization as at September 30, 1996            --       (245,440)            --       (245,440)
      Foreign currency                                 56             --             --             56
                                              -----------    -----------    -----------    -----------
      Balance at September 30, 1996                   826      1,595,350        150,000      1,746,176

      Amortization charge for the year                (26)      (122,720)            --       (122,746)
      Foreign currency                                (42)            --             --            (42)
      Write off during the year                        --       (276,445)      (150,000)      (426,445)
                                              -----------    -----------    -----------    -----------

      Balance at September 30, 1997           $       758    $ 1,196,185    $        --    $ 1,196,943
                                              ===========    ===========    ===========    ===========

      The cost of the acquisition of the Transmedia License of $1,840,790 is based upon a cash payment of $1,000,000, 250,000 shares of common stock issued to Conestoga as reimbursement for a cash down payment of $250,000 made by Conestoga to Network, and the issue of 590,790 shares of common stock at a value of $1 per share which was determined on the basis of the issue of stock at that time.

      During the year $276,445 has been written off the carrying value of the license in recognition of a diminution in the future cash flows to be derived from the Transmedia License. This write down represents the difference between the carrying amount and the fair value of the License, as determined using discounted cash flows attributable to the License.

      The Hawaii Option, an option to license the sole Transmedia Franchise in the State of Hawaii, expired during the year, as the Company decided not to open in that State and was thus written off during the year.

7.    Property and Equipment

      Property and equipment consist of the following:

                               Furniture     Office      Computer
                              and fittings  equipment    equipment      Total

       Cost
       At September 30, 1995   $  77,325    $  46,756    $  57,750    $ 181,831
         Additions                 5,115        1,480       23,266       29,861
         Foreign currency          4,124        2,494        2,769        9,387
                               ---------    ---------    ---------    ---------
       At September 30, 1996      86,564       50,730       83,785      221,079
         Additions                    --           --           --           --
         Disposals                (1,820)      (5,674)      (2,603)     (10,097)

         Foreign currency         (4,505)      (2,353)      (3,614)     (10,472)
                               ---------    ---------    ---------    ---------
       At September 30, 1997      80,239       42,703       77,568      200,510
                               ---------    ---------    ---------    ---------

       Accumulated
       depreciation
       At September 30, 1995      16,517        8,127       15,412       40,056
         Charge for the year       9,337        6,277       19,925       35,539
         Foreign currency            880          433          708        2,021
                               ---------    ---------    ---------    ---------
       At September 30, 1996      26,734       14,837       36,045       77,616
         Disposal                   (364)      (5,168)        (520)      (6,052)
         Charge for the year       9,804        9,639       18,752       38,195

         Foreign currency         (1,257)        (706)      (1,536)      (3,499)
                               ---------    ---------    ---------    ---------
       At September 30, 1997      34,917       18,602       52,741      106,260
                               ---------    ---------    ---------    ---------

       Net book value
       At September 30, 1997   $  45,322    $  24,101    $  24,827    $  94,250
                               =========    =========    =========    =========

       At September 30, 1996   $  59,830    $  35,893    $  47,740    $ 143,463
                               =========    =========    =========    =========

8.    Accrued Liabilities

      Accrued liabilities consist of the following:

                                                  September 30,   September 30,
                                                       1997           1996

      Payroll taxes and holiday pay                  $109,300       $ 83,987
      Income taxes payable                              6,300          6,300
      Cardholder bonuses                                   --         19,259
      Tips and tax                                      3,214          1,082
      Food and beverage provision                          --         40,874
      Professional fees                               149,200         54,800
      Royalties payable                                    --          9,926
      Other                                            19,540         34,124
      Withholding taxes                                43,354             --
                                                     --------       --------
                                                     $330,908       $250,352
                                                     --------       --------

9.    Other Assets

      Other assets consist of the following:

                                                   September 30    September 30
                                                       1997            1996

      Interest in option to acquire:
      National Helpline Services Pty Limited         $142,946        $    --
                                                     ========        =======

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

10.   Stock Options and Warrants

      Under the Company's 1994 stock option and rights plan (the `Plan'), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. Stock options granted under the Plan may either be incentive stock options or non-qualified stock options for US federal income tax purposes. The Plan provides that the stock option committee of the board of directors may grant stock options or stock appreciation rights with respect of a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

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

      Mr. Paul Harrison, President of the Company, has been granted options to purchase 800,000 common shares at $1 per share. These options are outside the Company's 1994 stock option and rights plan.

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

      Stock option and warrant activity during the periods indicated is as follows:

                                            Options    Weighted
                                            Number      Average   Warrants
                                              of       Exercise     Number    Exercise
                                            Shares       Price    of Shares    Price
       Balance at September 30, 1994         800,000   $ 1.00            --   $  --
            Granted                               --       --       200,000    1.50
            Exercised                             --       --            --      --
                                          ----------             ----------
       Balance at September 30, 1995         800,000     1.00       200,000    1.50
            Granted                           40,000     1.78       297,619    1.40
            Exercised                             --       --       100,000    2.50
            Granted                               --       --            --      --
                                          ----------             ----------
       Balance at September 30, 1995         840,000     1.04       597,619    1.62
            Granted                          277,193     0.90       138,596    1.13
            Granted                           10,000     1.00       185,417    2.00
            Exercised                             --       --            --      --
            Cancelled                        (10,000)   (1.78)           --      --
                                          ----------             ----------
       Balance  at  September  30, 1995    1,117,193   $ 1.00       921,632   $1.62
                                          ==========             ==========

      The Company applies APB Opinion No.25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and warrants under SFAS No.123, the Company's net losses would have been increased to the pro forma amounts indicated below:

                                                     1997               1996

       Net Loss - As reported                  $  (3,030,445)     $  (2,006,258)
                - Pro forma                    $  (3,044,470)     $  (2,018,298)

       Loss per share - As reported            $       (0.22)     $       (0.16)
                      - Pro forma              $       (0.22)     $       (0.16)

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

11.   Acquisition of Countdown

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

12.   Leases

      The Company leases certain office space under lease agreements.

      Future minimum lease payments under non-cancelable operating leases as of September 30, 1997, are as follows:

      Year ending September 30, 1998                               $ 48,100
                                                                   ========

      Year ending September 30, 1999                               $180,299
      Year ending September 30, 2000                                210,122
      Year ending September 30, 2001                                276,017
      Year ending September 30, 2002                                276,017
      Thereafter                                                    276,017

      The amount charged to the consolidated statement of operations for rent expense in the year ended September 30,1997 was $42,465 (1996: $44,641)

13.   Income taxes

      Income taxes reflected in the accompanying consolidated statements of operations differed from the amounts computed by applying the US federal tax rate of 34% to loss before taxes as a result of the following:

                                         Year ended     Year ended     Year ended
                                        September 30,  September 30,  September 30,
                                             1997          1996           1995
      Computed 'expected' tax benefit     $(707,000)    $(682,000)     $(677,000)
      State taxes                                --         8,000             --
      Change in valuation allowance for
      deferred tax assets                   683,000       646,000        580,000
      Effect of graduated tax rates              --                           --
      Other                                  24,000        28,000         97,000
                                          ---------     ---------      ---------
      Income tax expense                  $      --     $      --      $      --
                                          =========     =========      =========

      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

      Deferred tax assets:
      Net operating loss carry forwards     $ 1,999,000    $ 1,306,000    $   648,000
      Pre operating costs capitalized for
        tax purposes                             27,000         37,000         49,000
                                            -----------    -----------    -----------

      Total                                   2,026,000      1,343,000        697,000
      Less valuation allowance               (2,026,000)    (1,343,000)      (697,000)
                                            -----------    -----------    -----------
      Net deferred tax assets               $        --    $        --    $        --
                                            ===========    ===========    ===========

      The US Federal net operating loss carry forward at September 30, 1997 of approximately $3.5 million will begin to expire in the year 2010. The foreign net operating loss carry forward of approximately $2.7 million may be carried forward indefinitely.

14.   Commitments

      Each quarter the Company must pay to Network in cash for any part of the licensed territories developed by the Company or any affiliate of the Company a royalty equal to 2% of gross sales. `Gross sales' are the gross reduction during the quarter in Food and Beverage Credits. The Company is also required to pay Network 2% of the gross sales resulting from any other services that Network in the future may provide to cardholders or participating restaurants. Royalties charged to income, pursuant to this agreement amounted to $93,893 for the year ended September 30, 1997 ($42,596 in 1996).

      In order to maintain full rights under the Transmedia License (1) no person or group of persons, without the prior permission of Network, may acquire beneficial ownership of 30% or more of the Company; (2) Edward J Guinan III is required to maintain beneficial ownership of no less than the lower of 20% of common stock, or 15% of the common stock (as long as the three other largest stockholders beneficially own no more than 15% in the aggregate); (3) the Company is required to commence operations (a) in Australia and/or New Zealand within 4 months after May 26, 1994 under the Transmedia License (the `Closing Date'); (b) in another country within 3 years after the Closing Date; (c) in a second other country within the earlier of 2 years after the first country or five years from the Closing Date; and (d) the Company has received an extension of time for establishing new operations whereby the Company is required to establish another operation in a country other than Australia and New Zealand by September 1998 and a further additional country by September 2000; (4) the Company must procure in Australia and/or New Zealand (a) 100 participating restaurants within the first 12 months or 250 participating restaurants within the first 24 months of the full rights under the Transmedia License; (b) 2,000 cardholders within the first 12 months or 5,000 cardholders within the first 24 months of the Transmedia License (including those receiving cards without the payment of the initial fee) and (c) participating restaurant renewals at the rate of 70% per year. As at September 30, 1997 the Company has complied, in all material respects, with all the covenants contained in the License Agreement.

      The Company also has other obligations under the Transmedia License respecting business practices, use of Network software programs, marketing, training, confidentiality and standard of performance, among others, the material breach of any of which may result in the termination of the full rights under the Transmedia License.

      The Company, jointly with its affiliate TME, is committed to making further payments in relation to the acquisition of NHS. These consist of payments due on January 31, 1998 to certain principals as sign-on fees amounting to Aus.$2,000,000 ( $1,460,000) and the second tranche for 51% of the shares of common stock of NHS for Aus.$2,842,540 ($2,075,000). Payment of the second tranche and Aus. $1,250,000 ($912,500) of the sign-on fee due to the principals, may be extended by up to 90 days provided that interest will accrue during any such extension at 5% per annum. The Company has given notice that payment of the second tranche and Aus. $1,250,000 ($912,500) of the sign-on fee due to the principals, due January 31, 1998 is being extended by the permitted 90 days and, at the request of the principals, the payment of the proportion of the sign on fees due on January 31, 1998 has been delayed pending their instructions. The balance of the payments due to certain principals as sign-on fees amounting to Aus.$2,000,000 ($1,460,000) is due on June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. The option to acquire the 49% balance of the shares of common stock of NHS for Aus.$2,497,655 ($1,823,000) is exercisable at any time through June 30, 1998 subject to an extension of 90 days provided that interest will accrue during any such extension at 5% per annum. Failure to exercise this option during its term will give the NHS principals the rights to repurchase the 51% interest for nil consideration.

15.   Business and credit concentrations

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

16.   Subsequent Events

On November 17, 1998 the Company acquired the remaining 49% of NHS (Refer Note 7 "Acquisitions" for further details).

On May 22, 1998, the Company acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). The total consideration paid was Aus$375,000 (approximately $230,000) plus acquisition costs of $16,000. Such consideration was paid equally by the Company and TME in cash.

On May 14, 1998 the Company and TME purchased 100% of the outstanding common stock of Porkpine Limited ("Porkpine"). The consideration paid totaled 1,060,000 pounds sterling ($1,749,000 approximately) subject to an adjustment to equal net assets as at May 14, 1998.

Item 9 - Changes and Disagreements with Accountants on Accounting and Financial Disclosures

      Effective September 26, 1997, the Company's former auditors, KPMG, resigned as the Company's auditors and the Board of Directors, with the approval of the Audit Committee, retained BDO Stoy Hayward as its independent public accountants. The Company confirmed in its Form 8-K filing, as amended by Amendment No.2 filed October 27, 1997, and KPMG confirmed in its letter to the office of the Chief Accountant dated October 16, 1997, which letter was included in said filing, that during the period KPMG was retained, there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the financial statements for the fiscal year ended September 30, 1996 or up through the time of replacement which, if not resolved to the former auditors satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During such fiscal years, no accountant's report prepared by KPMG contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

      Without the authorization of KPMG, the Company included an unsigned report of KPMG (dated December 20, 1996) in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission on January 23, 1998 (the "1997 10-K"). Prior to that time, the last filing with the SEC which contained a report by KPMG which was included with their consent was the annual report on Form 10-K for the fiscal year ended September 30, 1996. By letter dated February 13, 1998, KPMG informed the Company that it would not agree to file a consent to the inclusion of its prior audit reports in the Form 10-K filing of the Company for the year ended September 30, 1997.

      The position of KPMG as stated in the letter of February 13, 1998, was as follows:

            "Based on an evaluation of circumstances and recent events we have decided that we are not willing to accept an assignment to consider whether we would re-sign our audit report as of September 30, 1996 and for the year then ended for inclusion in the Form 10-K filing of Transmedia Asia Pacific, Inc. for the year ended September 30, 1997".

      The financial statements for the fiscal year ended September 30, 1996 have been re-audited by BDO Stoy Hayward and their report is included in this Annual Report.

      It should be noted that the Form 10-K for 1997 was inadvertently filed on January 23, 1998 prior to receipt of all necessary auditor consents. This Form 10K/A amends said filing in its entirety. All necessary consents have now been obtained by the Company.

Item 10 - Directors and Executive Officers of the Registrant

(a) Table of Directors and Executive Officers.

The table below sets forth the names and ages for all of the directors and executive officers of the Company as of March 13, 1998. The term of each director expires at the next annual meeting of stockholders and upon his successor being duly elected and qualified.

      Name                     Age                     Position
--------------------------------------------------------------------------------

Edward J. Guinan III            51          Chairman and Chief Executive Officer
Paul L. Harrison                37          President and Secretary, Director
Carl Freyer                     58          Director
Ellis Varejes                   46          Director
Joseph V. Vittoria              63          Director
David S. Vaillancourt           51          Chief Financial Officer

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

Paul L. Harrison is presently President, Secretary and a director of the Company, and was a director and President of Transmedia Australia from May 1994 until June 1997. Mr. Harrison is also Secretary and a director of Transmedia Europe. In 1993, Mr. Harrison acted as a consultant to Transmedia Europe in connection with the commencement of business operations and initial financing thereof. From 1989 until 1994, Mr. Harrison was Vice-President - European Equities of Salomon Brothers, London, with responsibility for coordinating and marketing the sales of various derivatives and other equity securities to European based institutional clients. Mr. Harrison held that position from 1989 onwards. From 1988 through 1989, Mr. Harrison was Main Board Director of County/NatWest, Wood Mackenzie, the investment banking arm of NatWest Bank NA in the United Kingdom, with responsibility for developing business strategy and managing a team of securities brokers. For two years prior thereto, Mr. Harrison was an Assistant Director of Hill Samuel Merchant Bank and Executive Vice-President of Wood Mackenzie Inc., with responsibilities to manage and develop the United States brokerage operations of this United Kingdom firm.

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

Carl H. Freyer has been a director of the Company since 1996. Mr. Freyer is the President of Freyer Corporation, a financial consulting firm. He has been a director of G-Tech Corporation, Computer Investors Group Inc. and two banks. Mr. Freyer holds a BS in electrical engineering from Tufts University and an MBA from Harvard University.

Ellis Varejes has been a director of the Company since 1997. He is the corporate services partner of Abbott Tout, Solicitors, in Sydney, Australia. Mr. Varejes practices principally in the area of corporate and business transactions, both nationally and internationally. He has significant experience in mergers and acquisitions and corporate finance, as well as in banking and taxation law. He is a graduate in Commerce and in Laws from the University of Witwatersrand, South Africa.

David S. Vaillancourt has been Chief Financial Officer of the Company since 1997. Mr. Vaillancourt is also Chief Financial Officer of Transmedia Europe. Prior to joining the Company, Mr. Vaillancourt spent three years as Senior Vice President and Chief Administrative Officer of an international human resource company, based in Toronto - with overall responsibility for domestic and international finance and administration. Prior to this, Mr. Vaillancourt spent seven years in corporate finance and venture capital consulting, when he operated his own company working in North and Central America, Western Europe, the Middle East and Australasia/Pacific. He has also served as Vice President Finance for a subsidiary of Olympia and York Inc., as well as Chief Financial Officer International, for Carlson Companies, Inc., in Minneapolis and Chicago. He is a member of the Chartered Institute of Management Accountants, London.

(d) Involvement in Certain Legal Proceedings

None.

(e) Compliance with Section 16 (a) of the Securities Exchange Act of 1934.

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time during the fiscal year ended September 30, 1997, was a director, executive officer or beneficial owner of more than 10% of the Company's Common Stock with respect to the fiscal year ended September 30, 1997 and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and any written representations from such persons that no other reports were required for such persons, the Company believes, except as described below, that during and with respect to the fiscal year ended September 30, 1997, all filing requirements under Section 16(a) of the 1934 Act, applicable to its directors, executive officers and the beneficial owners of more than 10% of the Company's Common Stock were complied with.

      In January 1998, Mr. Vittoria filed Forms 4 reflecting transactions during the months of October and November 1997. Also in January 1998, Mr. Vittoria filed a Form 5 with respect to the fiscal year ended September 30, 1997 which form was due on November 14, 1997. To the best of the Company's knowledge Mr. Vittoria is now current in his filings.

      Mr. Guinan is not current with respect to his filing obligations under
Section 16(a) of the 1934 Act. Mr. Guinan last filed a Form 4 in July, 1996 and is in the process of bringing his filings up to date.

Item 11 - Executive Compensation

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

      Mr. Guinan is the Chairman and Chief Executive Officer and Mr. Harrison is the President and Secretary of the Company. During fiscal year 1997, no officer of the Company, other than Mr. Guinan and Mr. Harrison, earned more than $100,000.

                                                                 Long-Term
                                                   Annual      Compensation
                                                Compensation      Awards
                                                ------------      ------
                                                                                 All other
      Name and Principal Position     Year         Salary      Options/SAR's    compensation
      ---------------------------     ----         ------      -------------    ------------
      Edward J. Guinan III          1997         $162,000(1)         0            38,472
        Chairman and Chief          1996          158,000(2)         0            22,925(3)
        Executive Officer           1995          160,000(4)         0              0
      Paul L. Harrison              1997         $137,700(1)         0              0
        President                   1996          126,400(2)         0              0
                                    1995          128,000(4)         0              0

      (1)   Based upon an exchange rate of(pound)1 to $1.621.
      (2)   Based upon an exchange rate of(pound)1 to $1.536.
      (3)   Represents reimbursement of travel and entertainment expenses.
      (4)   Based upon an exchange rate of (pound)1 to $1.60.

      Option/SAR Grants During Fiscal 1997

            No option grants were made by the Company during the fiscal year ended September 30, 1997 to any of the Named Executives.

      Year End Option Values Table

      The following table sets forth information at September 30, 1997, concerning exercisable and non exercisable options held by the Named Executives. During fiscal 1997, none of the Named Executives exercised any options. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the price of the

      Common Stock on September 30, 1997 which was $1 3/8.

                                                 Number of Securities        Value of
                                                      Underlying           Unexercised
                                                      Unexercised           In-the-Money
                            Shares                 Options at Fiscal     Options at fiscal
                           Acquired       Value        Year-End(#)           Year-End($)
                          on Exercise   Realized    Exercisable(E)/       Exercisable(E)/
      Name                    (#)         ($)       Unexercisable(U)      Unexercisable(U)
      ------------------------------------------------------------------------------------
      Edward J. Guinan         0           0             0/0                   0/0

      Paul L. Harrison         0           0           800,000/0               0/0

      Employment Agreements

            Mr. Guinan and Mr. Harrison have each entered into employment agreements ("Employment Agreements") with the Company, effective May 26, 1994 ("Effective Date"). The Employment Agreements provide for an initial term of three years, with one year renewals thereafter unless terminated by either party and for restrictions on confidentiality and non-competition during the term and for a period of two years thereafter. Mr Guinan's contract provides for a salary of $100,000 per annum and participation in executive benefit programs and Mr. Harrison's provides for a salary of (pound)80,000. Mr. Harrison's original contract also provided for the issuance of non-transferable options to purchase 800,000 shares of Common Stock at $1 per share vesting 50% on May 9, 1995 and the balance on May 9, 1996, and participation in executive benefit programs. Mr. Guinan and Mr. Harrison may be discharged for cause including failure or refusal to perform their respective duties, dishonesty, conviction of a felony or fraud, failure adequately to perform their services, engagement in acts detrimental to the Company, material breach of their respective Employment Agreements, disability or death. Mr. Guinan is also employed by Transmedia Europe and Advance. Mr. Guinan is required to devote sufficient time to the business of the Company in his discretion. On March 2, 1998, Mr. Guinan entered into a new three year employment agreement substantially similar to the prior employment agreement except for (i) reducing his salary to (pound)50,000 per annum (50% of his previous salary) and (ii) providing for the granting of 2,500,000 options, subject to stockholder approval.

      Stock Option Plans

      Effective May 2, 1994, the Company adopted the 1994 Stock Option Plan ("the 1994 Plan"). The purpose of the 1994 Plan is to attract and retain personnel of the highest caliber and provide increased incentives for officers, and employees to promote the well-being of the Company.

      The 1994 Plan authorizes the granting of incentive stock options or non-qualified stock options of Common Stock, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the issued Common Stock. Unless sooner terminated, the 1994 Plan expires on April 1 2004. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive options. The 1994 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the

      1994 Plan. Under the 1994 Plan, no option may be granted having an exercise price which is less than the fair market value of the Common Stock on the date of grant.

      Effective May 25, 1994 in connection with the Employment Agreement of Paul Harrison, the Company granted non-transferable options to purchase 800,000 shares of Common Stock at $1 per share, all of which are vested.

      In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1995 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides for automatic granting to each non-employee director of the Company on each January 1, commencing January 1, 1996, of stock option for 10,000 shares of Common Stock, and that Mr. Vittoria and another non-employee director who subsequently resigned each would receive thereunder options covering 20,000 shares with respect to prior services on the Board. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000, which amount is subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exercisable by the optionee for a period of five years from the date of the grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant. As of January 30, 1998, 40,000 options have been granted under the Outside Directors Plan.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

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

              Number and Percentage of Shares of Common Stock Owned
              -----------------------------------------------------

Name and Address                            Shares Owned      Percentage Owned
----------------                            ------------      ----------------

FAI Overseas Investment Pty
77 Pacific Highway
Sydney, Australia 2059                    3,058,799(2)(8)          16.6%

Edward J. Guinan III                      5,695,550(3)(4)          31.0%

Paul L. Harrison                            987,500(5)              5.4%

Joseph V. Vittoria                        1,496,969(6)(7)(9)        8.1%

All directors and officers as a group

(four persons as a group)                 8,180,019(2) to (9)      46.1%

      --------------------------------------------------------------------------

      (1) Based on 16,596,095 shares of Common Stock outstanding on February 27, 1998.
      (2) Includes 297,619 shares of Common Stock issuable upon exercise of warrants.
      (3) Includes the 450,000 shares of Common Stock owned by Conestoga Partners II Inc. ("Conestoga") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director and the President and Chief Executive Officer of Conestoga and owns 75% of the outstanding capital stock thereof.
      (4) Includes 800,000 shares of Common Stock placed in trusts set up for Mr. Guinan's children and certain other shares for which Mr. Guinan disclaims beneficial ownership and 158,050 shares of Common Stock owed by International Advance, Inc. ("Advance") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling stockholder of Advance. Does not include 93,750 shares of Common Stock owned by Edward J. Guinan Jr., Mr. Guinan's father, of which Mr. Guinan disclaims beneficial ownership.
      (5) Includes 800,000 shares of Common Stock issuable on exercise of options. Does not include 226,858 shares of Common Stock owned by Conestoga, of which Mr. Harrison is a director and minority shareholder, of which he disclaims beneficial ownership.
      (6) Includes 40,000 shares of Common Stock issuable upon exercise of options.
      (7) Includes 138,596 shares of Common Stock issuable upon exercise of warrants issued in connection with the acquisition of the Company's interest in Countdown.
      (8) Includes 335,723 shares of Common Stock issuable upon exercise of share warrants issued in connection with the August 1997 private placement.
      (9) Includes 167,893, shares of Common Stock issuable upon exercise of share warrants issued in connection with the August 1997 private placement.

Item 13 - Certain Relationships and Related Transactions

      In April 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and shareholder of the Company, whereby Mr. Vittoria advanced the sum of $1,000,000 as a loan to the Company for the cash portion of the purchase of Countdown Holdings Limited ("Countdown"). The loan was originally scheduled to mature on September 27, 1997, bears interest at 12% per annum, and is collateralised by a pledge of all the shares in Countdown purchased by the Company from Mr. C.E.C. Radbone, the former owner. The loan was renewed, upon maturity, by agreement between the Company, and Mr. Joseph V. Vittoria.

      During fiscal 1997, the Company received a net payment of $1,240,000 from Transmedia Europe in repayment of temporary funding. In fiscal 1997, management expenses of $892,566 were charged from Transmedia Europe on behalf of the Company. The $254,134 balance as of September 30, 1997 due to Transmedia Europe from the Company is non-interest bearing and is repayable on demand. Messrs. Guinan, Vittoria, Harrison and Freyer are also directors of Transmedia Europe. See "Directors and Executive Officers of Registrant." In April 1997 and December 1997, the Company and Transmedia Europe engaged in two significant acquisitions. See "Item 1. Business - Countdown Business and - NHS Acquisition." In January 1998, a letter of intent was signed on behalf of the Company and Transmedia Europe to acquire another company. In connection therewith, Mr. Edward Guinan tendered shares of Common Stock of the Company and Transmedia Europe held personally by him towards the deposit.

      Mr. Joseph V. Vittoria, a director and shareholder of the Company, and FAI Overseas Investment Pty Ltd., a principal shareholder of the Company, purchased respectively 181,355 and 362,600 shares of Common Stock of the Company (and 60,445 and 120,866 warrants respectively) in the Company's Private Placement which was completed in December 1997. In addition, Mr. Vittoria and FAI Overseas Investments Pty Ltd were granted 107,248 and 214,857 warrants respectively in exchange for their agreement to purchase on a standby basis a portion of the shares in the Private Placement.

      In November of 1997, the Company, jointly with Transmedia Europe, signed a letter of intent to purchase a company in the United States engaged in certain discount programs. In connection with the acquisition which is scheduled to close in September 1998, 200,000 shares of the Company's common stock owned by Mr. Guinan have been transferred to the sellers as a non-refundable deposit. On closing, the Company will reimburse Mr. Guinan for such issuance by the issuance of the same number of shares to Mr. Guinan that were tendered as a deposit.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are being filed as part of this Report.

      (a)(1) Financial Statements:

             Transmedia Asia Pacific, Inc.
             See "Index to Financial Statement" contained in Part II, Item 8

      (a)(2) Financial Statement Schedules:

             I. Consolidated Financial Statements for significant associate Countdown Holdings Limited
             II. Schedule of Qualifying Accounts

      (a)(3) Exhibits:

             (i) Agreement dated December 23, 1997 between Airtours Holidays
                 Limited and Countdown

      (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                             TRANSMEDIA ASIA PACIFIC, INC.
                             (Registrant)


Date: January 15, 1999       /s/ Edward J. Guinan III
                             --------------------------------------------
                             Edward J. Guinan III
                             Chairman, Chief Executive Officer and
                             Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: January 15, 1999       /s/ Edward J. Guinan III
                             ---------------------------------------------
                             Edward J. Guinan III
                             Chairman, Chief Executive Officer and
                             Director
                             (Principal Executive Officer)


Date: January 15, 1999       /s/ Paul L. Harrison
                             ---------------------------------------------
                             Paul L. Harrison
                             President, Acting Chief Financial Officer
                             and Director
                             (Principal Accounting Officer)


Date: January 15, 1999       /s/ Carl Freyer
                             ---------------------------------------------
                             Carl Freyer
                             Director


Date: January 15, 1999       /s/ Joseph Vittoria
                             ---------------------------------------------
                             Joseph Vittoria
                             Director

                                                                      Schedule 1

COUNTDOWN HOLDINGS LIMITED

Report of the auditors

--------------------------------------------------------------------------------

To the shareholders of Countdown Holdings Limited

      We have audited the accompanying consolidated balance sheet of Countdown Holdings Limited and subsidiaries as of 30 September 1997 and consolidated profit and loss account for the year ended 30 September 1997 and month ended 30 September 1996.

      Respective responsibilities of directors and auditors

      The company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

      Basis of opinion

      We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom which are substantially similar to and do not differ in any material respect from auditing standards generally accepted in the United States of America. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

      We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

      Fundamental uncertainty

      In forming our opinion, we have considered the adequacy of the disclosures made in note 1 to the financial statements concerning the uncertainty about the continuing support of the company's bankers and the ability of the major shareholders Transmedia Europe Inc and Transmedia Asia Pacific Inc to continue to provide financial support. Our opinion is not qualified in this respect.

      Opinion

      In our opinion the financial statements give a true and fair view of the state of affairs of the company and its subsidiaries as at 30 September 1997 and of its result for the year ended 30 September 1997 and month ended 30 September 1996 in conformity with generally accepted accounting principles.

      BDO STOY HAYWARD
      Chartered Accountants
       and Registered Auditors
      London

      13 February 1998

COUNTDOWN HOLDINGS LIMITED

Consolidated profit and loss account for the period ended 30 September 1997

--------------------------------------------------------------------------------

                                                                                              As restated
                                                          Year ended        Month ended       Year ended
                                                Note  30 September 1997  30 September 1996  31 August 1996
                                                           (pound)            (pound)           (pound)
Turnover                                                  4,734,863           394,572          4,949,539

Cost of sales                                             2,960,839           246,737          2,988,184
                                                         ----------        ----------         ----------

Gross profit                                              1,774,024           147,835          1,961,355

Net operating expenses                                    2,376,732           198,061          2,171,398
                                                         ----------        ----------         ----------

Operating loss                                             (602,708)          (50,226)          (210,043)

Share of affiliates loss                                         --                --            (21,500)
Interest receivable                                              --                                  157
Interest payable and similar charges                         53,232             4,436             27,311
                                                         ----------        ----------         ----------

Loss on ordinary activities before taxation       2        (655,940)          (54,662)          (258,697)

Tax on loss on ordinary activities                3           8,408                --             26,738
                                                         ----------        ----------         ----------

Loss for the period                              14        (647,532)          (54,662)          (231,959)
                                                         ==========        ==========         ==========

All amounts relate to continuing activities.
All recognized gains and losses are included in the profit and loss account. The loss for the period represents the movement in shareholders' funds.

The notes on pages 6 to 14 form part of these financial statements.

COUNTDOWN HOLDINGS LIMITED

Consolidated balance sheet at 30 September 1997

--------------------------------------------------------------------------------

                                                                                      As restated
                                                  Note    30 September 1997          31 August 1996
                                                        (pound)       (pound)     (pound)      (pound)
Fixed assets
  Intangible assets                                 4                  284,138                   300,355
  Tangible assets                                   5                  311,378                   512,341
                                                                   -----------                ----------

                                                                       595,516                   812,696

Current assets
  Stocks                                            6     129,950                   138,175
  Debtors                                           7     403,518                   538,396
  Cash at bank and in hand                                 26,663                    71,443
                                                       ----------                ----------

                                                          560,131                   748,014
Creditors: amounts falling due
 within one year                                    8   1,719,602                 1,365,927
                                                       ----------                ----------

Net current liabilities                                             (1,159,471)                 (617,913)
                                                                   -----------                ----------

Total assets less current liabilities                                 (563,955)                  194,783

Creditors: amounts falling due
 after more than one year                           9                  (26,691)                  (83,235)
                                                                   -----------                ----------

                                                                      (590,646)                  111,548
                                                                   ===========                ==========

Capital and reserves
  Called up share capital                          13                  500,000                   500,000
  Profit and loss account                                           (1,090,646)                 (388,452)
                                                                   -----------                ----------

Shareholders' funds - equity                       14                 (590,646)                  111,548
                                                                   ===========                ==========

The financial statements were approved by the Board on 13 February 1998

P Harrison
Director

The notes on pages 6 to 14 form part of these financial statements.

COUNTDOWN HOLDINGS LIMITED

Statement of cash flows

--------------------------------------------------------------------------------

                                                                         As restated
                                                        Year ended        Month ended       Year ended
                                                    30 September 1997  30 September 1996  31 August 1996
                                                          (pound)           (pound)           (pound)
Cash flows from operating activities
  Net loss                                               (647,532)          (54,662)         (231,959)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization charges                   290,494            24,208           100,231
  Income taxes receivable                                  28,763                --           (28,763)
  Profit on sale of plant and equipment                   (11,447)               --           (15,056)

Net changes in operating assets and liabilities:
  Increase in payables                                    215,004                --            44,859
  Decrease in receivables                                 106,115                --            40,707
  Decrease in inventories                                   8,225                --            67,320
  Other, net                                                   --                --             3,180
                                                         --------          --------          --------

Net cash used by operating activities                     (10,378)          (30,454)          (19,481)
                                                         --------          --------          --------
Cash flows from investing activities
  Additions to plant and equipment                        (59,954)               --           (37,246)
  Proceeds from disposition of plant and equipment         15,096                --            20,832
  Net cash paid for affiliate company                          --                --           (21,500)
  Net cash received on acquisition of subsidiary               --                --            90,492
                                                         --------          --------          --------
Net cash (used in)/provided by investing
 activities                                               (44,858)               --            52,578
                                                         --------          --------          --------
Cash flows from financing activities
  Finance lease repayments                                (19,703)               --           (21,272)
                                                         --------          --------          --------

Net cash used by financing activities                     (19,703)               --           (21,272)
                                                         --------          --------          --------
Net (decrease)/increase in cash and cash
 equivalents                                              (74,939)          (30,454)           11,825

Cash and cash equivalents at beginning of year           (337,981)         (307,527)         (319,352)
                                                         --------          --------          --------

Cash and cash equivalents at end of year                 (412,920)         (337,981)         (307,527)
                                                         ========          ========          ========
Supplemented disclosure of cash flow
 information:
  Interest paid during the year                            48,091             4,007            23,632
  Income taxes (received)/paid during the year            (37,171)               --             2,631
                                                         ========          ========          ========

The notes on pages 6 to 14 form part of these financial statements.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997

--------------------------------------------------------------------------------

1. Accounting policies

      The financial statements have been prepared under the historical cost convention and are in accordance with applicable accounting standards. The following principal accounting policies have been applied:

      Basis of accounting - going concern

            The group sustained a net loss for the period as well as for the two preceding years, and as a consequence, net assets have been depleted. Furthermore, the group had net current liabilities at the balance sheet date and has incurred losses subsequently.

            During the period the company was acquired by Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc.

            The financial statements have been prepared on the going concern basis which assumes that the company will continue in operational existence for the foreseeable future.

            The validity of this assumption depends upon the financial support of Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc., the continued support of the company's bankers and a return to profitable trading.

            The nature and stage of development of Transmedia Europe Inc.'s operations are such that there will be the need for significant additional funding requirements over the next twelve months. Transmedia Europe, Inc. and its related company, Transmedia Asia Pacific, Inc. are immediately seeking to raise $1.0m and require an additional amount of approximately $8.25m to fund planned and potential acquisitions.

            Transmedia Europe, Inc. has indicated that it is confident that Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc. will be able to raise the funds necessary to continue the group's operations for the foreseeable future and, subject to it being able to raise adequate additional funding, it is its intention to provide continuing financial support to the company. However, inherently, there can be no certainty in relation to the raising of future finance.

            On the basis of the cash flow information and the assurances received from the directors of the company's parent company, the directors consider that the company and group will be provided with sufficient funds available to it to enable it to operate for the foreseeable future.

            The financial statements do not include any adjustments that would result if the parent company is unable to raise additional funds.

      Turnover

            Turnover represents the invoiced value of goods and services supplied, and membership fees.

            Membership fees are recognized as revenue in equal monthly installments over the membership period.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

1. Accounting policies (Continued)

      Subscription income - change in accounting policy

            The receipts basis of accounting was amended during the year ended September 30, 1997 to a deferred basis to align the accounting policy with that of the parent. Refer to note 14 for the impact of this change on prior periods.

      Long-lived assets

            Long-lived assets, such as property, plant and equipment and intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. An impairment write-down of (pound)206,220 was recorded for the year ended 30 September 1997 (month ended 30 September 1996 - (pound)Nil; year ended 31 August 1996 - (pound)Nil).

      Depreciation

            Depreciation is provided to write off the cost, less estimated residual values, of all fixed assets, except freehold land and some freehold buildings, evenly over their expected useful lives. It is calculated at the following rates:

               Freehold property   - 2% on cost
               Plant and equipment - 25% on written down value
               Leasehold property  - over the life of the lease

      Stocks

            Stocks are valued at the lower of cost and net realizable value.

      Deferred taxation

            Provision is made for timing differences between the treatment of certain items for taxation and accounting purposes, to the extent that it is more likely than not that a liability or asset will be realized.

      Leased assets

            Where assets are financed by leasing agreements that give rights approximating to ownership ('finance leases'), the assets are treated as if they had been purchased outright. The amount capitalized is the present value of the minimum lease payments payable during the lease term. The corresponding leasing commitments are shown as amounts payable to the lessor. Depreciation on the relevant assets is charged to the profit and loss account.

            Lease payments are analyzed between capital and interest components so that the interest element of the payment is charged to the profit and loss account over the period of the lease and represents a constant proportion of the balance of capital repayments outstanding. The capital part reduces the amounts payable to the lessor. All other leases are treated as operating leases. Their annual rentals are charged to the profit and loss account on a straight-line basis over the term of the lease.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

1. Accounting policies (Continued)

      Pension costs

            Contributions to the company's defined contribution pension scheme are charged to the profit and loss account in the year in which they become payable.

      Goodwill

            Goodwill arising on consolidation is shown in the balance sheet under intangible assets and is amortized on a straight line basis over its expected economic life of 20 years.

      Investments

            Fixed asset investments are stated at cost less provision for any permanent diminution in value.

      Basis of consolidation

            The group financial statements consolidate the financial statements of the company and all its subsidiaries made up to 30 September 1997 using the acquisition method of accounting.

      Foreign currencies

            Assets and liabilities expressed in foreign currencies are translated into sterling at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into sterling at the rate of exchange ruling at the date of the transaction. Exchange differences are taken into account in arriving at the operating profit.

2. Loss before taxation

                                                                                       As restated
                                                    Year ended        Month ended       Year ended
                                                30 September 1997  30 September 1996  31 August 1996
                                                      (pound)          (pound)            (pound)
      The operating loss is stated after
       charging/(crediting):

        Amortization of goodwill                        14,970            1,247            6,995
        Depreciation of tangible assets: Owned         266,044           22,171           77,492
                                         Leased          9,480              790           15,744
        Auditors' remuneration: Audit fee               21,630            1,802           19,660
                                Non-audit fee            5,144              429           33,745
        (Profit) on disposal of fixed assets           (11,447)              --          (15,056)
                                                      ========         ========         ========

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

3. Taxation

                                                                                          As restated
                                                       Year ended        Month ended       Year ended
                                                   30 September 1997  30 September 1996  31 August 1996
                                                         (pound)            (pound)          (pound)
      The tax credit/(charge) on loss on ordinary
       activities for the period was as follows:

        Corporation tax at 33%
         (1996 - 25% and 33%)                              2,087                --            26,759
        Overseas taxation                                  6,321                --               (21)
                                                         -------           -------           -------

                                                           8,408                --            26,738
                                                         =======           =======           =======

      Tax losses carried forward at 30 September 1997 amounted to (pound)477,658 (1996 - (pound)91,047). A full valuation provision has been made against deferred tax assets related to these tax losses due to uncertainties regarding the realization of the related tax benefits in future years.

4.  Intangible fixed assets
                                                                    Goodwill on
                                                                   consolidation
                                                                      (pound)

    Group

      Cost
        At 1 September 1996 and at 30 September 1997                  324,350
                                                                      -------
      Amortization
        At 1 September 1996                                            23,995
        Charge for period                                              16,217
                                                                      -------

        At 30 September 1997                                           40,212
                                                                      -------
      Net book value
        At 30 September 1997                                          284,138
                                                                      =======

        At 31 August 1996                                             300,355
                                                                      =======

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

----------------------------------------------------------------------------

5. Tangible fixed assets

                                                        Short
                                         Freehold     leasehold    Plant and
                                         buildings     property    equipment      Total
                                          (pound)      (pound)      (pound)      (pound)
    Group

      Cost

        At 1 September 1996                257,612       46,406      926,589     1,230,607
        Additions                               --           --      101,171       101,171
        Disposals                               --           --      (40,339)      (40,339)
                                        ----------   ----------   ----------    ----------

        At 30 September 1997               257,612       46,406      987,421     1,291,439
                                        ----------   ----------   ----------    ----------

      Depreciation

        At 1 September 1996                 38,573        3,275      676,418       718,266
        On disposals                            --           --      (36,690)      (36,690)
        Charge for the period               69,039       43,131      186,315       298,485
                                        ----------   ----------   ----------    ----------

        At 30 September 1997               107,612       46,406      826,043       980,061
                                        ----------   ----------   ----------    ----------

      Net book value

        At 30 September 1997 - Owned       150,000           --      125,843       275,843
                             - Leased           --           --       35,535        35,535
                                        ----------   ----------   ----------    ----------

                                           150,000           --      161,378       311,378
                                        ==========   ==========   ==========    ==========

        At 31 August 1996 - Owned          219,039       43,131      201,587       463,757
                          - Leased              --           --       48,584        48,584
                                        ----------   ----------   ----------    ----------

                                           219,039       43,131      250,171       512,341
                                        ==========   ==========   ==========    ==========

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

6. Stocks

                                               30 September 1997  31 August 1996
                                                     (pound)          (pound)

    Group

      Cards and books                                 77,563          75,596
      Store discount vouchers                         52,387          62,579
                                                     -------         -------

                                                     129,950         138,175
                                                     =======         =======

7. Debtors

      Trade debtors                                  284,174         350,581
      Other debtors                                   40,867          56,318
      Amount due from associated undertaking              --             952
      Taxation recoverable                                --          28,763
      Prepayments and accrued income                  78,477         101,782
                                                     -------         -------

                                                     403,518         538,396
                                                     =======         =======

      The amounts above fall due for payment in less than one year.

8. Creditors: amounts falling due within one year

Bank loan and overdrafts (note 10)                   439,583         378,970
Trade creditors                                      707,752         356,883
Amounts owed to subsidiary undertakings                   --              --
Amounts owed to associated companies                  28,181              --
Obligations under finance leases and
 hire purchase agreements (note 11)                   22,761          19,703
Social security and PAYE                              34,116          95,296
Other creditors and accruals                         487,209         515,075
                                                   ---------       ---------

                                                   1,719,602       1,365,927
                                                   =========       =========

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

9. Creditors: amounts falling due after more than one year

                                               30 September 1997  31 August 1996
                                                    (pound)          (pound)

      Obligations under finance leases
       and hire purchase agreements (note 11)        26,691            8,235
      Other creditor                                      -           75,000
                                                   --------         --------

                                                     26,691           83,235
                                                   ========         ========

10. Bank loans and overdrafts

      The aggregate amount of bank loans and overdrafts is as follows:

      Falling due within one year:
        Bank overdraft                              340,265          269,902
        Bank loan                                    99,318          109,068
                                                   --------         --------

                                                    439,583          378,970
                                                   ========         ========

      The bank loan is secured by a fixed charge over the freehold property. The bank overdraft is secured by a fixed charge over the book debts and a floating charge on the other assets of the group.

11. Obligations under finance leases
                                               30 September 1997  31 August 1996
                                                    (pound)          (pound)

      The finance lease payments are as follows:

        Under one year                               27,570           21,788
        In the second to fifth year inclusive        28,982            8,537
                                                    -------          -------

                                                     56,552           30,325
        Less: Amount representing future finance
         charges                                     (7,100)          (2,387)
                                                    -------          -------

                                                     49,452           27,938
                                                    =======          =======

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

12. Leases

      The group leases contain office space under lease agreements.

      Future minimum lease payments under non-cancelable operating leases as of 30 September 1997 were:

                                                                         (pound)

        Year ending 30 September 1998                                     5,320
                                 1999                                     5,320
                                 2000                                     5,320
                                 2001                                     5,320
                                 2002                                     5,320
        Thereafter                                                      100,000
                                                                        =======

13. Called up share capital

                                                   30 September 1997   31 August 1996
                                                        (pound)           (pound)
      Authorized, issued, called up and fully paid
        500,000 Ordinary shares of (pound)1 each         500,000          500,000
                                                         =======         ========

14. Reconciliation of shareholders' funds                                 (pound)

      Shareholders funds
        As previously reported at 1 September 1995                        457,247
        Prior year adjustment (see below)                                (113,740)
                                                                         --------

        As restated at 1 September 1995                                   343,507
        Loss for the year ended 31 August 1996 (restated)                (231,959)
                                                                         --------

        Balance at 31 August 1996                                         111,548
        Loss for the month ended 30 September 1996 (restated)             (54,662)
                                                                         --------

        Balance at 30 September 1996                                       56,886
        Loss for the year ended 30 September 1997                        (647,532)
                                                                         --------

        Balance at 30 September 1997                                     (590,646)
                                                                         ========

      As stated in note 1 one of the company's subsidiaries, Countdown Plc, changed its accounting treatment of subscription income from recognition on a receipts basis to a deferred basis.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the period ended 30 September 1997 (Continued)

--------------------------------------------------------------------------------

15. Related party transactions

      A subsidiary company has acquired a twenty year lease in respect of a property from The Countdown plc Self-administered Scheme. The director, Mr C E C Radbone, is the only member of this pension scheme. The current rent is (pound)100,000 per annum.

16. Pension commitments

      The group operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the company. The cost of the contributions to the scheme are charged to the profit and loss account in the year in which they fall due. There were no amounts due at the balance sheet date (1996 - Nil).

17. Ultimate holding company

      On 3 April 1997, the entire share capital of Countdown Holdings Limited was acquired in an equal share by Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc., companies incorporated in the USA.

      Due to the control exerted over Countdown Holdings Limited, by Transmedia Europe, Inc. Countdown Holdings Limited is treated as a subsidiary of that company. Therefore Transmedia Europe, Inc. is the parent of the largest and the smallest groups of which the company is a member.

      A copy of each of the holding companies accounts is available from the Companies' registered office.

Countdown Holdings Limited

Report and Financial Statements

Period ended

30 September 1997

                                                                     Schedule II

                          Transmedia Asia Pacific, Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts
              For the Years ended September 30, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------------------
          Column A                Column B               Column C                Column D        Column E
                                                         Additions              Deductions      Balance at
                                                                                (describe)    End of Period
                                 Balance at      Charged to     Acquisition
                                Beginning of      Costs and         of
        Description                Period         Expenses     Subsidiaries

Allowance for Irrecoverable
     Restaurant Credits
            1995                   40,418               0             0                0         40,418
            1996                   40,418          79,344             0                0        119,762
            1997                  119,762               0             0           (5,152)(1)    114,610
-----------------------------------------------------------------------------------------------------------

Note 1. Release of Provision no longer required