Form 10-Q/A
period 1997-12-31
TRANSMEDIA ASIA PACIFIC INC
filed 1999-01-21
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                                 Amendment No. 1

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       13-3760219
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                       Identification No.)

            11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND (Address
            --------------------------------------------------------
                   of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                            ------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                  Yes |_| No |X|

The number of shares outstanding of the issuer's common stock, $.00001 par value, as of February 20, 1998: 16,203,459

                  TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

PART I: CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ............................................................. Pages 1-9

Condensed Consolidated Financial Statements

      Condensed Consolidated Statements of Operations for the three months ended December 31, 1996 and 1997 (unaudited).

      Condensed Consolidated Balance Sheets as of:
      -  December 31, 1997 (unaudited)
      -  September 30, 1997

      Condensed Consolidated Statements of Cash Flows for the three months ended December 31,1996 and 1997 (unaudited)

      Condensed Consolidated Statement of Changes in Stockholders
      Equity for the three month periods ended
      December 31, 1996 and 1997 (unaudited)

Notes to Financial Statement

ITEM 2 ............................................................. Pages 10-16

Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:  OTHER INFORMATION......................................... Page 17

SIGNATURES ......................................................... Page 18

PART 1:  FINANCIAL INFORMATION
ITEM 1

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                        Three months ended    Three months ended
                                         December 31, 1997     December 31, 1996
                                               (unaudited)           (unaudited)
                                              ------------         ------------

Revenues                                      $  1,082,246         $    564,621
Membership fees                                    322,076               66,384
                                              ------------         ------------
Total revenues and fees                          1,404,322              631,005

Cost of sales                                     (853,538)            (359,081)
                                              ------------         ------------
Gross profit                                       550,784              271,924

Selling, general and
administrative expenses                         (2,231,609)            (736,840)
                                              ------------         ------------
Loss from operations                            (1,680,825)            (464,916)

Share of losses of associated
company                                            (31,564)                  --

Interest income                                      1,498                6,684
                                              ------------         ------------
Loss before income taxes                        (1,710,891)            (458,232)

Income taxes                                            --                   --
                                              ------------         ------------
Loss after income taxes                         (1,710,891)            (458,232)

Minority interest                                  (37,785)                  --
                                              ------------         ------------
Net loss                                      $ (1,748,676)        $   (458,232)
                                              ------------         ------------
Loss per common share                         $      (0.12)        $      (0.03)

Weighted average number of common               14,610,888           13,477,325
shares outstanding

See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------

                                                        December 31,  September 30,
                                                                1997           1997
                                                         (unaudited)
                                                          ----------      ----------
Assets

Current assets

    Cash and cash equivalents                             $  523,599      $   13,104

    Trade accounts receivable                                483,754          56,563

    Restaurant credits (net of allowance for
    irrecoverable credits of  $114,610 at
    September 30, 1997 and of $ 72,651 at
    December 31, 1997)                                       296,203         301,815

    Amounts due from related parties (note 2)                 68,409         322,533

    Prepaid expenses and other current assets                263,256          18,784
                                                          ----------      ----------
                                                           1,635,221         712,799

Total current assets

    Investment in affiliate                                2,702,893       2,651,442

    Property and equipment, (net of accumulated
    depreciation $106,260at September 30, 1997
    and $ 606,605  at December 31, 1997)                     245,606          94,250

    Intangible and other assets, (net of accumulated
    amortisation of $ 643,847 at September 30, 1997
    and $ 697,799 at December 31, 1997) (note 3)           5,195,577       1,196,943

    Other assets                                                  --         142,946
                                                          ----------      ----------
Total assets                                              $9,779,297      $4,798,380
                                                          ==========      ==========

See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                    December 31,      September 30,
                                                            1997               1997
                                                     (unaudited)
                                                    ------------       ------------
Liabilities and Stockholders' Equity

Current liabilities

    Purchase cost liability                         $  2,671,959       $         --
    Trade accounts payable                               397,669            267,232
    Deferred membership fee income                       266,155
                                                                            104,375
    Accrued liabilities                                  767,659            330,908
    Amount due to related parties (note 2)             3,496,735          1,345,712
                                                    ------------       ------------
Total Current Liabilities                           $  7,600,177       $  2,048,227
                                                    ------------       ------------

Stockholders' equity

    Preferred stock, $0.01 par value per share
    Authorised 5,000,000 shares; none issued                  --                 --

    Common stock, $0.00001 par value per share
    Authorised 95,000,000 shares;
    (15,249,221 issued and outstanding at
    September 30, 1997 and 16,249,221 at
    December 31, 1997)                                       163                153

    Additional paid in capital                        10,962,912          9,962,922

    Cumulative foreign currency translation
    adjustment                                            52,233            163,719

    Accumulated deficit                               (9,125,317)        (7,376,641)
                                                    ------------       ------------
    Total Stockholders' Equity                         1,889,991          2,750,153
                                                    ------------       ------------
    Minority interest                                    289,129                 --
                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  9,779,297       $  4,798,380
                                                    ============       ============

See accompanying notes to the condensed consolidated financial statements.

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                      Three months   Three months
                                                             ended          ended
                                                      December 31,   December 31,
                                                              1997           1996
                                                       (unaudited)    (unaudited)
                                                       -----------    -----------
Cash flows from Operating Activities:
    - Net loss                                         $(1,748,676)   $  (458,232)
Adjustment to reconcile net loss
to net cash used in operating activities
    - Depreciation                                          11,812          8,092
    - Amortization of intangible assets                     86,296         30,680
    - Provision for irrecoverable restaurant credits       (41,959)        26,091
    - Deferred membership fees                             161,780        (51,590)
    - Amortization of deferred compensation                     --             --
    - Share of losses in affiliate                          31,564             --
Changes in assets and liabilities:
    - Trade accounts payable                               130,437        (61,478)
    - Accrued liabilities                                  427,751        (31,262)
    - Restaurant credits                                    47,571         15,688
    - Prepaid expenses and other current assets           (244,472)        87,891
    - Trade accounts receivable                           (427,191)            --
    - Due from/(to) related parties                        359,657       (359,639)
                                                       -----------    -----------
Net cash used in operating activities                       90,444       (793,759)
                                                       -----------    -----------
Cash flows from investing activities:
    - Purchase of  property and equipment                       --        (26,969)
    - Interest acquired in affiliate                            --             --
    - Purchase of NHS                                     (881,368)      (134,741)
    - Proceeds on disposal of fixed assets                      --             --
                                                       -----------    -----------
Net cash (used in)/provided by investing activities       (881,368)      (161,710)
                                                       -----------    -----------
Cash flows from financing activities:
    - Bank overdraft                                            --         14,573
    - Net proceeds from issuance
      of common stock                                    1,000,000      1,097,500
                                                       -----------    -----------
Net cash (used in)/provided by financing activities      1,000,000      1,112,073
                                                       -----------    -----------

Effects of foreign currency on cash                         41,075         32,188
Minority interest                                          260,344             --
                                                       -----------    -----------
Net (decrease)/increase in cash and
cash equivalents                                           510,495        188,792

Cash and cash equivalents at
beginning of period                                         13,104      1,171,305
                                                       -----------    -----------
Cash and cash equivalents
at end of period                                       $   523,599    $ 1,360,097
                                                       -----------    -----------

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

      The Company's main business activity and that of its wholly owned subsidiaries Transmedia Australia Pty Limited and Transmedia Australasia Pty Limited is to make `cash advances' to restaurants for food and beverage credits from certain participating restaurants which are then recovered as Transmedia cardholders utilize their restaurant charge card (see note 1(c)), presently through its subsidiaries. The Company is also active in the area of customer discounts on merchandise purchases, through its investment in Countdown Holdings Limited. ("Countdown"), acquired in April 1997, and in the provision of telephone helpline and lifestyle benefits, through its acquisition of the net assets and business of Nationwide Helpline Services Pty limited ("NHS")

      As of December 31, 1997, Transmedia Asia Pacific, Inc., has equity interests in the following company:

      Name                                      Country of Incorporation   % Owned
      Transmedia Australia Pty Ltd.             Australia                     100
      Transmedia Australasia Pty Ltd            New Zealand                   100
      Transmedia Australia Holdings Pty Ltd     Australia                      50
      Countdown Holdings Ltd                    UK                             50
      Transmedia Travel Holdings Pty Ltd        Australia                     100

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

1     (f) Earnings Per Share

      During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share amounts. Assumed exercise of options and warrants are not included in the calculation of diluted earnings per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes securities that were outstanding as of December 31, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidulitive:

                                                       December 31
                                                  1997              1996
                                                  ----              ----

      Stock options and warrants                1,713,408         1,297,619

2.    Related party transactions

      Amounts due from/(to) related parties consist of the following:

                                                   September 30,    December 31,
                                                            1997            1997
                                                            ----            ----

      Amounts due from
      Transmedia Europe, Inc.                         $  190,124      $       --
      Conestoga Partners Inc.                             26,260          26,260
      Paul Harrison                                       42,149          42,149
                                                      ----------      ----------
                                                      $  258,523      $   68,409
                                                      ----------      ----------

      Amounts due to
      J.V. Vittoria                                   $1,061,479      $1,091,726
      TMNI                                               284,233         268,698
      Transmedia Europe Inc.                                  --       2,136,311
                                                      ----------      ----------
                                                      $1,345,712      $3,496,735
                                                      ----------      ----------

      Information regarding the activity with respect to the amounts due from related parties is as follows

                                         Conestoga   Transmedia
                                       Partners Inc.    Europe   Inc. P Harrison
                                       -------------    ------   ---------------

      Balance at September 30, 1997      $  26,260    $ 190,124     $  42,149

      Additions                                 --           --            --
      Amounts charged                           --     (190,124)           --
      Amounts collected                         --           --            --
      Foreign currency movement                 --           --            --
                                         ---------    ---------     ---------
      Balance at December 31, 1997       $  26,260    $      --     $  42,149
                                         =========    =========     =========

      The above loans are unsecured, non interest bearing, and repayable on demand.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. Intangibles

                                          Goodwill on
                                         Consolidation      License        Total

      Cost
      Balance at September 30, 1997         $       --   $1,840,790   $1,840,790
      Additions                              4,052,586           --    4,052,586
                                            ----------   ----------   ----------
      Balance at December 31, 1997           4,052,586    1,840,790    5,893,376
                                            ----------   ----------   ----------
      Amortization
      Balance at September 30, 1997                 --      643,847      643,847
      Charge for period                         22,514       31,438       53,952
                                            ----------   ----------   ----------
      Balance at December 31, 1997              22,514      675,285      697,799
                                            ----------   ----------   ----------

      Net book value                        $4,030,072   $1,165,505   $5,195,577
                                            ----------   ----------   ----------

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

The success of the Company is dependent upon increasing the number of members ("Company Members"), as well as broadening its product base. In particular the joint acquisition with Transmedia Europe, Inc. ("TME") of Countdown Holdings Limited. ("Countdown"), and the joint acquisition of the net assets and business of Nationwide Helpline Services Limited ("NHS"), mark the start of the creation of a broader based member benefits corporation. Management announced its intention to merge the interests of the Company and TME during the fiscal 1997. This process has now been reactivated following the completion of the first stage of the NHS acquisition, and is expected to be completed in the medium term.

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

The marketing approach of providing free membership has now been abandoned, since Company Cardholders who enrolled on a free membership program had a low perceived value for the product. Management will reduce the card base by those free memberships which are not using the card - thus reducing the associated administrative costs. New memberships will be pursues with an emphasis on the corporate diner. Management believes that this segment of non-discretionary spending will yield significantly greater use than the previously targeted retail market. The other impact of this modification in the strategy has been to refocus the restaurant base, effectively reducing the number of restaurants displaying low usage.

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

      Teletravel - a virtual travel agent established to sell a broad range of travel products to the membership base;

      Break Away Travel - a travel club offering a wide range of discount travel products and services to employees of the travel industry;

      ICON - one of Australia's leading General Selling Agents handling ticketing and reservations in Australia and New Zealand for airlines, hotel groups and cruise companies;

      NHS Insurance - a wholly owned brokerage business providing travel insurance.

Current Operation

Key to  the NHS program is the method of delivery.  Below are the key points:

o All professional services are out sourced to independent practising businesses. Advice given by telephone is from fully qualified specialists in their field.

o     These specialists are linked to the main call centre in Sydney.

o NHS pays the specialists either per call or on a flat rate basis, thereby assuring quality advice;

o     Access to the service is via a toll free number for members number

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

Results of Operations

Three Months Ended December 31, 1997 compared to Three Months Ended December 31, 1996

The Company generated revenues of $ 1,082,246 for the three months ended December 31, 1997, an increase of 92% over 1996.The consolidation of NHS from December 3, 1997 represents $714,286 of the increase. The Company's existing operation in Australia generated revenues of $ 367,602, a decrease of 35% over 1996, reflecting the combined effect on usage of the free membership card and a general reduction in usage resulting from a number of popular restaurants pulling out of the program. The Company increased the number of Company Cardholders from 21,300 at December 31, 1996 to 35,700 at December 31, 1997 and decreased its number of Company Participating Restaurants from 370 at December 31, 1996 to 268 at December 31, 1997. The increase in Company Cardholders are a result of the FAI and Westpac Banking Corporation campaigns during fiscal 1997, a key feature of which was the free membership card. The reduction in Company Participating Restaurants is part of the strategy to remove restaurants with low activity levels from the program.

Membership fees for the three months ended December 31, 1997 of $322,076 are significantly greater than the $66,384 reported for the three months ended December 31, 1996. NHS generated membership fees of $277,076 for the period from December 3, 1997. The membership fees generated by existing operations amounted to $ 45,000 in the tree months ended December 31, 1997 a decrease of 32%, reflecting the impact of the free membership card.

Cost of sales amounted to $853,538 for the three months ended December 31, 1997, an increase of 239% over 1996. The cost of sales in NHS represent $614,743 of this increase . The cost of sales in existing operations at $ 238,556 are in line with the reduction in revenues.

Selling, general and administrative expenses, consisting primarily of the costs of operations, for the three months ended December 31, 1997 amounted to $2,231,609 compared to $736,840 for the three months ended December 31, 1996. NHS represents $301,047 of the increase. Selling, general and administrative expenses in existing operations at $1,930,562 for the three months ended December 31, 1997 compared to $736,840 reported for 1996. This increase is primarily due to sign-on fees of $1,258,090 incurred as part of the NHS acquisition.

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

                                       TRANSMEDIA ASIA PACIFIC, INC.


                                       By /s/ Paul L. Harrison
                                       -----------------------------------------
                                       Paul L. Harrison
                                       President and Principal Financial Officer

                                       January 15, 1999