Form 10-Q/A
period 1998-03-31
TRANSMEDIA ASIA PACIFIC INC
filed 1999-01-21
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)
(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                         13-3760219
   ------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation of organization)                        Identification No.)

           11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
           -----------------------------------------------------------
             (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                            ------------------------
                              including area code)

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I: CONSOLIDATED FINANCIAL INFORMATION

ITEM 1                                                              Pages 1- 15
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 1998 and
September 30, 1997

Consolidated Statement of Operations for the three months ended March 31, 1998 and 1997 and the six months ended
March 31, 1998 and 1997

Consolidated Statement of Cash Flows for the six months ended March 31, 1998 and 1997

Notes to the Consolidated Financial Statements

ITEM 2                                                              Pages 16-18
Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:  OTHER INFORMATION                                         Page 19

SIGNATURES                                                          Page 19

The consolidated financial statements are unaudited. However, management believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the company at September 30, 1997 and March 31, 1998, the results of its operations for the three and six months ended March 31, 1998 and 1997 and the changes in its cash flows for the six months ended March 31, 1998 and 1997.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                        March 31,  September 30,
                                                             1998           1997
                                                      (Unaudited)      (Audited)
                                                      -----------      ---------

Assets
------
Current assets

    Cash and cash equivalents                          $  937,435     $   13,104

    Trade accounts receivable                             250,639         56,563

    Restaurant credits (net of allowance for
    irrecoverable credits of  $125,207 at
    March 31, 1998 and of $ 114,610 at
    September 30, 1997)                                   191,006        301,815

    Amounts due from related parties (note 14)             68,409        258,533

    Prepaid expenses and other current assets             473,453         18,784
                                                       ----------     ----------

Total current assets                                    1,920,942        648,799

Non current assets

    Investment in affiliated company (Note 9)           2,432,006      2,715,442

    Property and equipment, (net of accumulated
    depreciation  of  $598,349 at March 31, 1998 and
    $106,260 at September 30, 1997)                       206,465         94,250

    Intangible and other assets, (net of accumulated
    amortisation of  $705,965 at March 31, 1998 and
    $ 643,847 at September 30, 1997)(note 10)           1,134,825      1,196,943

    Goodwill, (net of accumulated
    amortisation of  $84,828 at March 31, 1998 and
    $ Nil at September 30, 1997)(note 11)               3,732,447              0

    Other assets                                                0        142,946
                                                       ----------     ----------

Total assets                                           $9,426,685     $4,798,380
                                                       ==========     ==========

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                      March 31,   September 30,
                                                           1998            1997
                                                    (Unaudited)       (Audited)
                                                     ---------         -------
Liabilities and Stockholders' Equity

Current liabilities

    Trade accounts payable                         $    290,790    $    267,232
    Deferred membership fee income                      252,953         104,375
    Accrued liabilities                                 799,608         330,908
    Deferred cost of investment                       2,034,288               0
    Amount due to related parties (note 14)           3,305,646       1,345,712
                                                   ------------    ------------
Total Current Liabilities                          $  6,683,285    $  2,048,227
                                                   ------------    ------------

Stockholders' equity

    Common stock, $0.00001 par value per share
    Authorised 95,000,000 shares; (17,991,316
    issued and outstanding at March 31, 1998
    and 15,249,221 at September 30, 1997)                   180             153

    Additional paid in capital                       12,058,261       9,962,922

    Cumulative foreign currency translation             459,047         163,719
    adjustment

    Accumulated deficit                              (9,992,139)     (7,376,641)

                                                   ------------    ------------
    Total Stockholders' Equity                        2,525,349       2,750,153
                                                   ------------    ------------

    Minority interest                                   218,051               0

                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,426,685    $  4,798,380
                                                   ============    ============

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                Three months    Three months      Six months      Six months
                                                       ended           ended           ended           ended
                                                   March 31,       March 31,       March 31,       March 31,
                                                        1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
Total revenues                                     1,062,755         523,670       1,752,791       1,154,675

Cost of sales                                       (296,248)       (328,955)       (578,357)       (688,036)
                                                ------------    ------------    ------------    ------------

Gross profit                                         766,507         194,715       1,174,434         466,639

Selling, general and
administrative expenses                           (1,535,796)       (927,443)     (3,723,763)     (1,664,282)
                                                ------------    ------------    ------------    ------------

Loss from operations                                (769,289)       (732,728)     (2,549,329)     (1,197,643)

Share of profits/losses of associated company         37,542               0           5,978               0

Interest income                                        1,438          11,810           2,936          18,494
                                                ------------    ------------    ------------    ------------

Loss before income taxes                            (730,309)       (720,918)     (2,540,415)     (1,179,149)

Income taxes                                               0               0               0               0
                                                ------------    ------------    ------------    ------------

Loss after income taxes                             (730,309)       (720,918)     (2,540,415)     (1,179,149)

Minority Interest                                    (37,298)              0         (75,083)              0
                                                ------------    ------------    ------------    ------------

Net loss                                        $   (767,607)   $   (720,918)   $ (2,615,498)   $ (1,179,149)

Loss per common share                           $      (0.05)   $      (0.05)   $      (0.16)   $      (0.09)

Weighted average number of  common
shares outstanding                                16,687,695      13,918,697      16,111,653      13,695,586
                                                ------------    ------------    ------------    ------------

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                     Six months ended   Six months ended
                                                       March 31, 1998    March 31, 1997
                                                       --------------    --------------
Cash flows from Operating Activities:
    - Net loss                                           $(2,615,498)     $(1,179,149)

Adjustment to reconcile net loss
to net cash used in operating activities
    - Depreciation                                            22,315           15,991
    - Amortization of intangible assets                      146,946           61,360
    - Provision for irrecoverable restaurant credits         100,000           26,564
    - Accrued sign-on fees                                 1,120,418               --
    - Share of associated company profits                     (5,978)              --
    - Unrealised foreign exchange losses                     249,339               --
    - Minority interest                                       75,083               --

Changes in assets and liabilities net of acquisitions:
    - Trade accounts payable                                (267,232)         (13,930)
    - Accrued liabilities                                     52,878          (14,326)
    - Restaurant credits                                      10,809          106,635
    - Prepaid expense and other current assets               (96,635)         125,877
    - Trade accounts receivable                               35,880               --
    - Deferred membership fees                               (46,570)         (56,019)
    - Write off of Hawaii option                                  --          150,000
    - Due from/(due) to related parties                      241,384         (380,510)
                                                         -----------      -----------
Net cash used in operating activities                       (976,861)      (1,157,507)
                                                         -----------      -----------
Cash flows from investing activities:
    - Purchase of property and equipment                           0          (21,151)
    - Purchase of NHS option                                (763,323)        (142,946)
    - Purchase of Countdown option                                 0         (264,006)
    - Loan from Countdown                                    181,812                0
                                                         -----------      -----------
Net cash used in investing activities                       (581,511)        (428,103)
                                                         -----------      -----------
Cash flows from financing activities:
    - Bank overdraft                                               0          (40,051)
    - Net proceeds received from issuance of:
      common stock                                         1,595,366        1,097,500
    - NHS cash acquired                                      841,347                0
                                                         -----------      -----------
Net cash (used in)/provided by financing activities        2,436,713        1,057,449
                                                         -----------      -----------
Effect of foreign currency on cash                            45,990           10,107
                                                         -----------      -----------
Net (decrease)/increase in cash and
cash equivalents                                             924,331         (518,054)
Cash and cash equivalents at
beginning of period                                           13,104        1,171,305
                                                         -----------      -----------
Cash and cash equivalents at end of period               $   937,435      $   653,251
                                                         ===========      ===========

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

On April 3, 1997 the Company acquired a 50% interest in Countdown Holdings Limited ("Countdown"). In a simultaneous transaction Transmedia Europe, Inc. ("TME"), a Delaware corporation which shares common directors and officers with the Company, acquired the remaining 50% of Countdown. Founded 27 years ago, Countdown is an international provider of shopping and leisure discount benefits to approximately 6,500,000 members with over 100,000 participating merchants in 47 countries. Countdown's head office is based in London with further infrastructure support provided by licensees operating in 14 countries. Within the UK market, there are approximately 25,000 participating merchants and 2,500,000 members.

On December 2, 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), an Australian company owned equally by the Company and TME, purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business of Nationwide Helpline Services Pty Limited ("Nationwide"). Nationwide, established in 1989, is an Australian based provider of "member benefit" programs primarily to organizations with large consumer bases such as banks and insurance companies. The operations of NHS are controlled by the Company and consolidated within the Company's financial statements effective December 2, 1997. Transmedia Australia also acquired an option to purchase the balance of 49% of the shares of common stock of NHS, which was exercised on December 23, 1997. (Refer to Note 13 "Acquisitions" for further details).

As of March 31, 1998, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:

                                                   Country of
Name                                               Incorporation        % Owned

Transmedia Australia Pty Ltd                       Australia               100
Transmedia Australasia Pty Ltd                     New Zealand             100
Transmedia Australia Holdings Pty Ltd              Australia                50
Countdown Holdings Limited                         UK                       50
Transmedia Australia Travel Holdings Pty Ltd       Australia                50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries. The consolidated balance sheet includes the assets and liabilities of NHS and the consolidated statement of operations includes the results of operations of NHS, notwithstanding the fact that the Company's interest in the equity capital of Transmedia Australia (owner of 51% of NHS) is 50%. This basis of presentation has been adopted because the Company has effective control of Transmedia Australia. All significant intercompany transactions have been eliminated in consolidation.

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

Note 3. Foreign Currencies

The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are UK pound sterling and the Australian dollar.

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

--------------------------------------------------------------------------------

Note 3. Foreign Currencies (continued)

The average exchange rates during the three and six months ended March 31, 1998 and March 31, 1997 and the exchange rates in effect at March 31, 1998 and September 30, 1997 were as follows:

                                               UK Pound        Australian
                                       Sterling (pound)            Dollar

      Average exchange rates

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

A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realized

Note 5. New Accounting Standards

Effective for the quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this standard. The adoption of this standard has not had a material effect on the Company's restated historic earnings per share.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Company

Investment in affiliated company comprises the Company's interest in Countdown which is made up as follows:

                                                    March 31,     September 30,
                                                         1998              1997
                                                         ----              ----
         Cost of investment                       $ 2,854,347       $ 2,854,347
         Share of profits/(losses)
         - Year ended 30 September, 1997             (202,905)         (202,905)
         - Six months ended 30 March, 1998              5,978                 0
         Amounts due from/(to) affiliates            (117,812)           64,000
         Amortization of goodwill on investment      (107,602)
                                                  -----------       -----------
                                                  $ 2,432,006       $ 2,715,442
                                                  ===========       ===========

Note 10. Intangible Assets

Intangible assets consist of the cost of the Transmedia License net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations on October 1, 1993. The carrying value of the Transmedia License is made up as follows:

Intangible assets consists of the following:

                                         License Costs
      Cost

      Balance at September 30, 1997         $1,840,790
      Additions                                      0
                                            ----------
      Balance at March 31, 1998              1,840,790
                                            ----------
      Amortization

      Balance at September 30, 1997            643,847
      Charge for period                         62,118
                                            ----------
      Balance at March 31, 1998                705,965
                                            ----------
      Net book value                        $1,134,825
                                            ----------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11. Goodwill

      The Company recognizes the excess of the purchase price paid over the fair value of net assets acquired in connection with its acquisitions as goodwill. Goodwill arising on acquisitions is being amortized on a straight line basis usually over a period of fifteen years

                                              Goodwill
      Cost

      Balance at September 30, 1997         $        0
      Additions                              3,817,275

                                            ----------
      Balance at March 31, 1998              3,817,275
                                            ----------
      Amortization

      Balance at September 30, 1997                  0
      Charge for period                         84,828
                                            ----------
      Balance at March 31, 1998                 84,828
                                            ----------
      Net book value                        $3,732,447
                                            ----------

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

--------------------------------------------------------------------------------

Note 12. Stockholders Equity (continued)

      On February 1, 1998 the Company commenced a private placement (the "February Placement") of shares of the Company's common stock at a price of $1.25 per share. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock of the Company resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

Note 13. Acquisitions

      On December 2, 1997, Transmedia Australia purchased 51% of the common stock of NHS. NHS purchased the net assets and business of Nationwide. Nationwide was established in 1989 and is an Australian based provider of "member benefit programs". The operations of Transmedia Australia are controlled by the Company and accordingly Transmedia Australia's accounts are consolidated into the accounts of the Company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2, 1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 (approximately $1,787,500) on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998 by paying interest at 5% per annum. Transmedia Australia exercised the extension right. In addition, the Company and TME agreed to pay Aus$4,000,000 (approximately $2,860,000 as of December 2, 1997) in sign-on fees to the two former executive directors of Nationwide.

      The Aus$6,000,000 required to complete the acquisition of 51% of NHS was to be advanced to Transmedia Australia by the Company and TME as follows:

                                Company            TME          Total

      Deposit                   200,000        200,000        400,000
      1st Installment         1,400,000      1,400,000      2,800,000
      2nd Installment         1,400,000      1,400,000      2,800,000

      Total                   3,000,000      3,000,000      6,000,000

      The deposit was paid to the sellers in June, 1997. The first installment of Aus$2,800,000 was paid in December 1997, 50% in cash and the balance by the issuance of 500,000 of the common stock of each of the Company and TME (valued at the then market price). The second installment was payable on January 31, 1998. However, pursuant to the terms of the acquisition agreement, such payment date was extended to May 1, 1998. As a result of the extension of the payment date, Transmedia Australia became liable to pay interest at the rate of 5% per annum during such extension period. The second installment was paid on May 1, 1998 together with accrued interest in the sum of Aus$34,781.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Acquisitions (continued)

      In connection with the acquisition, NHS entered into employment contracts with Mr. Kevin Bostridge ("Bostridge") and Mr. Robert Swinbourn ("Swinbourn"), shareholders and former executive directors of Nationwide. Each of the contracts were for a fixed term of three years and provided for the payment of an annual salary of Aus$200,000 to Bostridge and Aus$150,000 to Swinbourn. As an inducement to Bostridge and Swinbourn to enter into such employment contracts, the Company and TME agreed to jointly pay sign-on fees of Aus$4,000,000 (approximately $2,860,000) in aggregate to Bostridge and Swinbourn. Such sign-on fees were apportioned to Aus$2,914,286 pertaining to Bostridge and Aus$1,085,714 pertaining to Swinbourn and were payable by instalment.

      The first installment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until May 1, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was settled by a promissory note in the sum of Aus$546,429 payable on June 30, 1998. The promissory note was guaranteed by Mr. Edward Guinan, Chairman of the Company. The Aus$1,250,000 due on May 1, 1998 was paid together with accrued interest thereon at 5% per annum, approximately Aus$15,240.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Acquisitions (continued)

      On January 9, 1998, the Company and TME entered into an agreement in principle to purchase 85% of the issued and outstanding common stock of Network America Inc. ("NAI"), a Texas corporation for a total consideration $400,000 payable in cash ($200,000 each) and an undertaking from the Company and TME to fund NAI's working capital requirements over an eighteen month period by way a monthly loan advance of $55,555 in total ($27,777 each) an aggregate of $1,000,000 over the eighteen month period, commencing April 1, 1998. The Company and TME advanced the purchase consideration and the April working capital installment against a series of secured promissory notes. The acquisition was due to complete on April 24, 1998. Based upon recent developments at NAI the Company is seeking to perfect its interest in the monies advanced. In this regard the Company may seek, among other things, to take control of NAI in exchange for these advances. It is undetermined at this point what, if any, working capital commitment the Company will make to the operations of NAI. (Refer Note 15 "Commitments and Contingencies").

Note 14. Related party transactions

      Amounts due from/(to) related parties consist of the following:

                                                     March 31,     September 30,
                                                          1998              1997
                                                          ----              ----
      Amounts due from
      Transmedia Europe, Inc.                       $        0        $  190,124
      Conestoga Partners Inc.                           26,260            26,260
      Paul Harrison                                     42,149            42,149
                                                    ----------------------------
                                                    $   68,409        $  258,533
                                                    ----------------------------

      Amounts due to

      J.V. Vittoria                                 $1,121,973        $1,061,479
      TMNI                                             274,999           284,233
      Transmedia Europe, Inc                         1,908,674
                                                    ----------------------------
                                                    $3,305,646        $1,345,712
                                                    ----------------------------

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

--------------------------------------------------------------------------------

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

      Legal proceedings

      In the opinion of management there are no material lawsuits or claims pending against the Company.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

      (Refer to Note 13 "Acquisitions" for further details)

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

The future success of the Company is dependent upon its ability to increase its membership base and broaden the range of member benefit programs offered. The acquisition with TME of Countdown Holdings Limited and 51% of the issued and outstanding share capital of NHS has enabled the Company to commence implementation of its strategy to create a broader based international member benefits business.

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

Cost of sales totaled $296,248 (1997: $328,955) for the three months ended March 31, 1998, generating a gross profit percentage of 72.1% (1997: 37.2%). The increase in gross profit percentage reflects the impact of the higher margin NHS business. The gross profit percentage achieved in the period by NHS was 86.9% as compared to 35.1% by pre-existing operations.

Selling, general and administrative expenses totaled $1,535,796 (1997: $927,443) for the three months ended March 31, 1998, an increase of $608,353 or 65.6% over the corresponding period in 1997. NHS accounted for $400,366 of the increase. Selling, general and administrative expenses of pre-existing operations were $1,135,430 an increase of $207,987 or 22.4% over the corresponding period in 1997. This increase is primarily due to costs associated with the NHS acquisition and amortization of goodwill ($63,621).

The Company's share of profits of its affiliate Countdown was $37,542 for the three months ended March 31, 1998 (1997: Nil).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia.

Six months ended March 31, 1998 compared to the Six months ended March 31, 1997

Revenues totaled $1,752,791 (1997: $1,154,675) for the six months ended March 31, 1998, an increase of 51.8% over the corresponding period in 1997. NHS revenues totaled $988,248 with the pre-existing business recording a decrease in revenues of $390,132. This decrease is due to the impact of the refocusing and rationalization of the participating restaurant base and its effect on cardholder usage.

Cost of sales totaled $578,357 (1997: $688,036) for the six months ended March 31, 1998, generating a gross profit percentage of 67.0% (1997: 40.4%) The increase in gross profit percentage is primarily due to the impact of the high margin NHS acquisition. NHS achieved a gross profit percentage 86.2%. The pre-existing business recorded an increased gross profit percentage, 42.2% in the six months ended March 31, 1998 as compared to 40.4% in 1997

Selling, general, and administrative expenses totaled $3,723,763 (1997:
$1,664,282) for the six months ended March 31, 1998, an increase of 123.7% over the corresponding period in 1997. NHS Selling, general, and administrative expenses totaled $701,413. Costs associated with the pre-existing business increased by 1,358,068 (81.6 %) as compared to the corresponding period in 1997. This increase is primarily due to sign-on fees paid relating to the NHS acquisition ($1,258,090) and amortization of goodwill ($84,828).

The Company's share of profits of its associate Countdown was $5,978 for the six months ended March 31, 1998 (1997: Nil).

The minority interests in the Company comprise the TME 50% interest in Transmedia Australia.

Liquidity and Capital Resources

The Company's audited financial statements for the year ended September 30, 1997 recorded losses for the year then ended of $3,030,445, which, when taken with prior year results, recorded an accumulated deficit of $7,376,641 as of September 30, 1997.

During the six months ended March 31, 1998 the Company recorded further losses of $2,615,498 resulting in net cash outflows from operating activities of $976,861 compared to $1,157,507 for the corresponding period in 1997. During the period the Company relied on net revenues and the net proceeds of equity placements to fund its operating needs. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements.

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

                           Part II: OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6 Exhibits and Reports on Forms 8-K

(A) Exhibits filed herewith:

      None

(B) Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA ASIA PACIFIC, INC.


/s/ Paul Harrison
-------------------------------------
Paul Harrison
President and Chief Financial Officer

January 15, 1999