Form 10-Q/A
period 1998-06-30
TRANSMEDIA ASIA PACIFIC INC
filed 1999-01-21
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

(Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

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

                            U.K. 011-44-171-930-0706
                            ------------------------
                              (including area code)

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

--------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 1998 amends in its entirety the Form 10-Q for such period filed on August 17, 1998.

                                TABLE OF CONTENTS

PART I : CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 ..............................................................Pages 1-14

Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of  June 30,1998 and
September 30, 1997

Consolidated Statement of Operations for the three months ended
June 30, 1998 and 1997 and the nine months ended
June 30, 1998 and 1997

Consolidated Statement of Cash Flows for the nine months ended
June 30, 1998 and 1997

Notes to the Consolidated Financial Statements

ITEM 2 ..............................................................Pages 15-17

Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II:OTHER INFORMATION ...........................................Page 18

SIGNATURES ..........................................................Page 18

The consolidated financial statements are unaudited. However, management believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the company at September 30, 1997 and June 30, 1998, the results of its operations for the three and nine months ended June 30, 1998 and 1997 and the changes in its cash flows for the nine months ended June 30, 1998 and 1997.

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                         June 30,  September 30,
                                                             1998           1997
                                                      (Unaudited)      (Audited)
                                                      -----------    -----------
Assets

Current assets

Cash and cash equivalents                             $   749,286    $    13,104

Trade accounts receivable                               1,015,528         56,563

Restaurant credits (net of allowance for
irrecoverable credits of  $ 31,056 at
June 30, 1998 and of $ 114,610 at
September 30, 1997)                                       197,516        301,815

Amounts due from related parties (note 15)                585,148        258,533

Prepaid expenses and other current assets               1,278,780         18,784
                                                      -----------    -----------
Total current assets                                    3,826,258        648,799
                                                      -----------    -----------

Non current assets

Investment in affiliated company (Note 9)               3,552,473      2,715,442

Property and equipment, (net of accumulated
depreciation  of  $ 519,057 at June 30, 1998 and
$106,260 at September 30, 1997)                           282,112         94,250

Intangible and other assets, (net of accumulated
amortisation of  $736, 561 at June 30, 1998 and
$ 643,847 at September 30, 1997)(note 10)               1,104,229      1,196,943

Goodwill, (net of accumulated
amortisation of  $ 143,277 at June 30, 1998 and
$ Nil at September 30, 1997)(note 11)                   3,590,536              0

Other assets                                              274,631        142,946
                                                      -----------    -----------
Total assets                                          $12,630,239    $ 4,798,380
                                                      ===========    ===========

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                      June 30,     September 30,
                                                          1998              1997
                                                   (Unaudited)         (Audited)
                                                  ------------     ------------

Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                            $    900,454     $    267,232
Deferred membership fee income                         205,276          104,375
Accrued liabilities                                  1,223,384          330,908
Deferred cost of investment                            729,793                0
Amount due to related parties (note 15)              3,113,055        1,345,712
Notes payable                                        1,584,798                0
                                                  ------------     ------------
Total Current Liabilities                         $  7,756,760     $  2,048,227
                                                  ------------     ------------

Stockholders' equity

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares; (19,521,316
issued and outstanding at June 30, 1998
and 15,249,221 at September 30, 1997)                      196              153

Additional paid in capital                          14,823,726        9,962,922

Cumulative foreign currency translation                622,857          163,719
adjustment

Accumulated deficit                                (10,823,696)      (7,376,641)
                                                  ------------     ------------
Total Stockholders' Equity                           4,623,083        2,750,153
                                                  ------------     ------------
Minority interest                                      250,396                0
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 12,630,239     $  4,798,380
                                                  ============     ============

See accompanying notes

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------

                                                  Three months    Three months     Nine months     Nine months
                                                         ended           ended           ended           ended
                                                      June 30,        June 30,        June 30,        June 30,
                                                          1998            1997            1998            1997
                                                  ------------    ------------    ------------    ------------
Total revenues                                       1,539,076         540,556       3,291,867       1,695,231

Cost of sales                                         (208,556)       (324,247)       (786,913)     (1.012,283)
                                                  ------------    ------------    ------------    ------------

Gross profit
                                                     1,330,520         216,309       2,504,954         682,948
Selling, general and
administrative expenses                             (1,792,493)       (877,940)     (5,593,490)     (2,542,221)
                                                  ------------    ------------    ------------    ------------

Profit/Loss) from operations                          (461,973)       (661,631)     (3,088,536)     (1,859,273)

Share of profits/(losses) of associated company       (167,428)        (38,207)       (161,450)        (38,207)

Interest income/(expense)                               45,872         (32,382)         48,808         (13,888)
                                                  ------------    ------------    ------------    ------------

Loss before income taxes                              (583,529)       (732,220)     (3,201,178)     (1,911,368)

Income taxes                                           (56,418)              0         (56,418)              0
                                                  ------------    ------------    ------------    ------------

Loss after income taxes                               (639,947)       (732,220)     (3,257,596)     (1,911,368)

Minority Interest                                     (114,376)              0        (189,459)              0
                                                  ------------    ------------    ------------    ------------

Net loss                                          $   (754,323)   $   (732,220)   $ (3,447,055)   $ (1,911,368)

Loss per common share                             $      (0.04)   $      (0.05)   $      (0.20)   $      (0.13)

Weighted average number of  common
shares outstanding                                  18,899,338      15,249,221      17,075,112      14,347,584
                                                  ------------    ------------    ------------    ------------

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                 Nine months ended   Nine months ended
                                                     June 30, 1998       June 30, 1997
---------------------------------------------------------------------------------------
Cash flows from Operating Activities:
- Net loss                                            $(3,447,055)         $(1,910,882)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation                                            184,583               23,793
- Amortization                                            235,991              138,212
- Provision for irrecoverable restaurant credits          100,000               34,436
- Share of associated company losses                      161,450               38,207

- Accrued sign-on fees                                    729,793                    0
- Minority interest                                       189,459                    0

Changes in assets and liabilities, net of acquisitions:
- Trade accounts payable                                   33,222                9,682
- Accrued liabilities                                     665,616              100,773
- Restaurant credits                                        4,299              101,937
- Prepaid expense and other current assets               (799,013)             106,426
- Trade accounts receivable                              (158,965)                   0
- Write-off of Hawaii option                                    0              150,000
- Deferred membership fees                                100,901               27,995
- Due from/(to) related parties                          (467,946)            (496,514)
                                                      -----------          -----------
Net cash used in operating activities                  (2,467,665)          (1,675,935)
                                                      -----------          -----------
Cash flows from investing activities:

- Disposal/(purchase) of property and equipment          (143,415)              (2,147)
- Purchase of NHS                                      (1,678,688)            (142,946)
- Purchase of Countdown                                         0           (1,209,656)
- Purchase of Logan Leisure                              (570,547)                   0
- Purchase of Breakaway                                   (83,748)                   0
                                                      -----------          -----------
Net cash used in investing activities                  (2,476,398)          (1,354,749)
                                                      -----------          -----------
Cash flows from financing activities:
- Bank overdraft                                                0              (29,811)
- Net proceeds received from issuance of:
  common stock                                          3,934,595            1,097,500
- NHS cash acquired                                             0            1,000,000
- Issuance of notes                                     1,584,798                    0
                                                      -----------          -----------
Net cash (used in)/provided by financing activities     5,519,393            2,067,689
                                                      -----------          -----------

Effect of foreign currency on cash                        160,852                3,151
                                                      -----------          -----------
Net (decrease)/increase in cash and
cash equivalents                                          736,182             (959,844)
Cash and cash equivalents at
beginning of period                                        13,104            1,171,305
                                                      -----------          -----------
Cash and cash equivalents at
at end of period.                                     $   749,286          $   211,461
                                                      ===========          ===========

Supplemental disclosures of cash flow information:
No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying note

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company

Transmedia Asia Pacific, Inc. ("TMAP" or "the Company") is a Delaware corporation which was organized in March 1994 and commenced operations in Sydney, Australia in November 1994. On May 2, 1994 the Company acquired from Conestoga Partners II Inc. ("Conestoga") the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"), pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994. The rights acquired were an exclusive license (the "License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network in establishing and operating a restaurant discount charge card business. The licensed territories comprise substantially all Asian and Pacific Rim countries including Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories"). Network is an independent company which, through its affiliate TMNI International Inc. ("TMNI"), is a shareholder of the Company.

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

On December 2, 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), an Australian company owned equally by the Company and TME, purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business of Nationwide Helpline Services Pty Limited ("Nationwide"). Nationwide, established in 1989, is an Australian based provider of "member benefit" programs primarily to organizations with large consumer bases such as banks and insurance companies. The operations of NHS are controlled by the Company and consolidated within the Company's financial statements effective December 2, 1997. Transmedia Australia also acquired an option to purchase the balance of 49% of the shares of common stock of NHS, which was exercised on December 23, 1997. (Refer to Note 14 "Acquisitions" for further details).

On May 14, 1998 the Company and TME purchased from Compass Trustees Limited all of the outstanding capital stock of Porkpine Limited ("Porkpine"). The transaction was consummated pursuant to an acquisition agreement dated May 14, 1998 between Compass Trustees Limited, the Company, TME and Gavin and Joanne Logan. The consideration paid totaled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and subsidiaries as of the date of completion (Refer to Note 14. "Acquisitions" for further details).

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel"), a company owned equally by the Company and TME acquired from Gisborne Travel Holdings Pty Limited ("Gisbourne") 100% of the issued share capital of Breakaway Travel Club Pty Limited. The transaction was consummated pursuant to a Share Sale Agreement dated March 26, 1998 between Gisbourne, Transmedia Travel, Peter Guy Gisbourne and Terence John Gill. The total consideration payable was Aus$375,000 (approximately $230,000). Such consideration was paid in cash. (Refer Note 14. "Acquisitions" for further details).

As of June 30, 1998, the Company had the following equity interests in its direct subsidiaries and affiliates:

                                                   Country of
Name                                               Incorporation        %  Owned

Transmedia Australia Pty Ltd                       Australia                100
Transmedia Australasia Pty Ltd                     New Zealand              100
Transmedia Australia Holdings Pty Ltd              Australia                 50
Countdown Holdings Limited                         UK                        50
Porkpine Ltd                                       Channel Islands           50
Transmedia Australia Travel Holdings Pty Ltd       Australia                 50

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

Note 3. Foreign Currencies

The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are the UK pound sterling, the Irish punt and the Australian dollar.

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

Average exchange rates
----------------------
3 months ended June 30, 1998                   1.6542      0.6292      1.4067
3 months ended June 30, 1997                   1.6357      0.7697      1.5257
9 months ended June 30, 1998                   1.6500      0.6450      1.4100
9 months ended June 30, 1997                   1.6347      0.7810      1.5884

Closing exchange rate
---------------------
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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6. Revenues

Revenues comprise:

(i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and the cardholders' membership fees;

(ii)  NHS membership fees paid by sponsoring corporations; and

(iii) Travel agency commissions earned by the Teletravel division of NHS and Breakaway Travel Club Pty Limited.

Transmedia card membership fees are recognized as revenue in equal monthly instalments over the membership period. NHS membership fees paid by sponsoring corporations for the provision of "helpline" services are recognized as revenue when received.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Company

Investment in affiliated company comprises the Company's interest in Countdown UK and Logan Leisure which are made up as follows:

                                                          June 30,  September 30,
                                                              1998           1997
      Countdown UK

      Cost of investment                               $ 2,854,347    $ 2,854,347
      Share of profits/(losses)
      - Year ended September 30, 1997                     (202,905)      (202,905)
      - Nine months ended June 30, 1998                   (163,436)             0
      Amounts due from/(to) affiliates                     334,545         64,000
      Amortization of goodwill arising on investment      (161,403)             0
                                                       -----------    -----------
                                                       $ 2,661,148    $ 2,715,442
                                                       ===========    ===========
      Logan Leisure

      Cost of investment                               $   896,799    $         0
      Share of profits/(losses)
      - From acquisition date to June 30, 1998               1,986              0
      Amounts due from/(to) affiliates                           0              0
      Amortization of goodwill arising on investment        (7,460)             0
                                                       -----------    -----------
                                                       $   891,323    $         0
                                                       ===========    ===========

 Note 10. Intangible Assets

Intangible assets consist of the cost of the Transmedia License net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations on October 1, 1993. The carrying value of the Transmedia License is made up as follows:

Intangible assets consists of the following:

                                                License Costs
      Cost

      Balance at September 30, 1997                 1,840,790
      Additions                                             0
                                                   ----------
      Balance at June 30, 1998                      1,840,790
                                                   ----------
      Amortization

      Balance at September 30, 1997                   643,847
      Charge for period                                92,714
                                                   ----------
      Balance at June 30, 1998                        736,561
                                                   ----------
      Net book value                               $1,104,229
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

                                            Goodwill
      Cost

      Balance at September 30, 1997                0
      Additions                            3,733,813
                                         -----------
      Balance at June 30, 1998             3,733,813
                                         -----------
      Amortization

      Balance at September 30, 1997                0
      Charge for period                     (143,277)
                                         -----------
      Balance at June 30, 1998              (143,277)
                                         -----------
      Net book value                     $ 3,590,536
                                         -----------

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Stockholders Equity (continued)

On February 1, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of Common Stock at $1.25 per share resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of Common Stock at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

Note 14. Acquisitions

On December 2, 1997, Transmedia Australia purchased 51% of the common stock of NHS Australia Holdings Pty Limited ("NHS"). NHS purchased the net assets and business of Nationwide. Nationwide was established in 1989 and is an Australian based provider of "member benefit programs". The operations of Transmedia Australia are controlled by the Company and accordingly Transmedia Australia's accounts are consolidated into the accounts of the Company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2,
1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 (approximately $1,787,500) on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998 by paying interest at 5% per annum. Transmedia Australia exercised the extension right. In addition, the Company and TME agreed to pay Aus$4,000,000 ($2,860,000) in sign-on fees to the two former executive directors of Nationwide.

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

The deposit was paid to the sellers in June, 1997. The first instalment of Aus$2,800,000 was paid in December 1997, 50% in cash and the balance by the issuance of 500,000 of the common stock of each of the Company and TME (valued at the then market price). The second instalment was payable on January 31, 1998. However, pursuant to the terms of the acquisition agreement, such payment date was extended to May 1, 1998. As a result of the extension of the payment date, Transmedia Australia became liable to pay interest at the rate of 5% per annum during such extension period. The second instalment was paid on May 1, 1998 together with accrued interest in the sum of Aus$34,781.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 14. Acquisitions (continued)

In connection with the acquisition, NHS entered into employment contracts with Mr. Kevin Bostridge ("Bostridge") and Mr. Robert Swinbourn ("Swinbourn"), shareholders and former executive directors of Nationwide. Each of the contracts were for a fixed term of three years and provided for the payment of an annual salary of Aus$200,000 to Bostridge and Aus$150,000 to Swinbourn. As an inducement to Bostridge and Swinbourn to enter into such employment contracts, the Company and TME agreed to jointly pay sign-on fees of Aus$4,000,000 (approximately $2,860,000) in the aggregate to Bostridge and Swinbourn. Such Sign-on fees were apportioned as Aus$2,914,286 pertaining to Bostridge and Aus$1,085,714 pertaining to Swinbourn and were payable by installment.

The first instalment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until May 1, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was settled by a promissory note in the sum of Aus$546,429 payable on June 30, 1998. The promissory note was guaranteed by Mr. Edward Guinan, Chairman of the Company. The promissory note has been paid in full. The Aus$1,250,000 due on May 1, 1998 was paid together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The second instalment was due for payment on June 30, 1998 but was deferred until September 30, 1998.

On May 14, 1998 the Company and TME purchased from Compass Trustees Limited all of the outstanding capital stock of Porkpine Limited ("Porkpine"). The Company and TME each acquired 50% of the outstanding capital stock of Porkpine. The acquisition was completed on May 15, 1998 and has been more fully described in a Form 8K filed May 29, 1998.

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

                                    Company            TME          Total
      Pounds Sterling

      Cash                          330,000        330,000        660,000
      Shares of common stock:
      Company -225,000 shares       200,000        200,000        400,000
      TME - 225,000 shares          200,000        200,000        400,000
                                    -------        -------      ---------
      Total                         530,000        530,000      1,060,000
                                    =======        =======      =========

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel") a company owned equally by the Company and TME, acquired from Gisborne Travel Holdings Pty Limited ("Gisborne") 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). The transaction was consummated pursuant to a Share Sale Agreement (the "Agreement") dated March 26, 1998 between Gisborne, Transmedia Travel, Peter Guy Gisborne and Terence John Gill. The total consideration paid was Aus$375,000 (approximately $230,000), such consideration was paid in cash.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 14. Acquisitions (continued)

The Company has previously described the terms of a letter of intent to acquire a privately owned corporation engaged in a business complimentary to that of the Company for approximately $8,500,000 of which the Company would be responsible for one half ($4,250,000). The terms of the letter of intent were revised on April 30, 1998 and again on July 29, 1998. Under the revised terms the Company and TME have agreed to a purchase price of $9,100,000, represented by 300,000 shares of the Company's common stock plus 300,000 shares of TME plus a number of shares at closing equal to $600,000 in value plus cash of $7,900,000. In addition the sellers will receive earn out payments over a five year period if predetermined threshold profit levels are achieved. To date the Company and TME have made cash payments of $650,000 and each have issued 100,000 shares of common stock all of which will not be recovered if the transaction does not close. In addition, Edward J. Guinan III, Chairman of the Company and TME, has pledged 300,000 shares of each of the Company and TME owned by him, which shares will be replaced by new shares issued by the Company and TME if the transaction closes.

On January 9, 1998, the Company and TME entered into an agreement in principle to purchase 85% of the issued and outstanding common stock of Network America Inc. ("NAI"), a Texas corporation for a total consideration $400,000 payable in cash ($200,000 each) and an undertaking from the Company and TME to fund NAI's working capital requirements over an eighteen month period by way a monthly loan advance of $55,555 in total ($27,777 each) an aggregate of $1,000,000 over the eighteen month period, commencing April 1, 1998. The Company and TME advanced the purchase consideration and the April working capital instalment against a series of secured promissory notes. The acquisition was due to complete on April 24, 1998. However, based upon developments at NAI, the Company and TME abandoned the acquisition and commenced legal proceedings against NAI to recover the total sums advanced of $447,000. In July 1998, the Company and TME recovered $469,000, being the full amount of the moneys advanced and $22,000 as a contribution to the costs of the action.

On June 30, 1998 the Company and TME entered into an agreement in principle to purchase all of the issued and outstanding capital of AwardTrack ("AT"), a Californian corporation, for a total comprised of two elements, a fixed element and a contingent element. The fixed element consideration will comprise 500,000 shares in each of the Company and TME, to be delivered at Completion of the acquisition. The contingent element will comprise 250,000 shares in each of the Company and TME. These shares will be issued to AT against achievement of to be agreed performance criteria prior to Completion of the acquisition.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 15. Related party transactions

Amounts due from/(to) related parties consist of the following:

                                                      June 30,     September 30,
                                                          1998              1997
                                                          ----              ----
      Amounts due from

      Transmedia Europe, Inc.                       $        0        $  190,124
      Transmedia UK                                    376,739                 0
      International Advance                            140,000                 0
      Conestoga Partners Inc.                           26,260            26,260
      Paul Harrison                                     42,149            42,149
                                                    ----------        ----------
                                                    $  585,148        $  258,523
                                                    ----------        ----------

      Amounts due to

      J.V. Vittoria                                 $1,151,891        $1,061,479
      TMNI                                             295,687           284,233
      Transmedia Europe, Inc.                        1,665,477                 0
                                                    ----------        ----------
                                                    $3,113,055        $1,345,712
                                                    ----------        ----------

The Company, effective January 16, 1998 accepted the resignation of Christopher Radbone as a director of the Company and its subsidiary Countdown plc. Contemporaneous with such resignation, Countdown plc agreed to release Mr. Radbone from his service contract, and Mr. Radbone granted an option to Edward
J. Guinan III to purchase the shares of Common Stock of the Company held by him at a price of $1.00 per share.

Note 16. Commitments and Contingencies

Transmedia Australia

The Company is committed, jointly with its affiliate TME, through Transmedia Australia, to purchase the balance of the equity capital of NHS for Aus$2,500,000 on September 30, 1998 together with accrued interest at 5% per annum from July 1, 1998. If Transmedia Australia fails to make such payment, all amounts paid to date are not subject to recovery and the entire 51% interest in NHS previously purchased will revert to the former owners.

Management fully intends to acquire the balance of 49% of the equity capital of NHS. However no assurance can be given that management will have the necessary funds available for it to acquire the balance.

The Company is also committed to pay sign-on fees of Aus$2,000,000 on September 30, 1998 and to repay a promissory note in the sum of Aus$353,007 together with accrued interest. (Refer to Note 14 "Acquisitions" for further details)

Legal proceedings

In the opinion of management there are no material lawsuits or claims pending against the Company

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

The Company recorded significant losses in its fiscal year ended September 30, 1997 and in prior years. Such losses and the Company's acquisition and expansion program to date have been funded by the sale of equity securities and debt financing. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and expansion plans. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to enable it to operate for the foreseeable future and complete identified acquisitions. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete such acquisitions. In addition there can be no assurance as to the acceptability of the terms of any future financing.

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

Selling, general and administrative expenses totalled $1,792,493 (1997:
$877,940) for the three months ended June 30, 1997, an increase of $914,553 or 104.2% over the corresponding period in 1997. NHS and Breakaway accounted for $846,577 and $90,299 of the increase respectively. Selling, general and administrative expenses of pre-existing operations and head office costs were $855,617 a decrease of 0.1% over the corresponding period in 1997.

The Company's share of profits/(losses) of its associates Countdown and Logan Leisure were $(169,414) and $1,986 respectively for the three months ended June 30, 1998 (1997 (38,207), Nil).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia and Transmedia Australia Travel Holdings Pty Limited and the 49% third party interest in NHS.

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

Selling, general, and administrative expenses totalled $5,593,490 (1997:
$2,542,221) for the nine months ended June 30, 1998, an increase of 60.9% over the corresponding period in 1997. NHS and Breakaway selling, general, and administrative expenses totalled $1,571,774 and $90,299 respectively, with the pre-existing business and head office recording a increase of $1,389,196 (54.6%) as compared to the corresponding period in 1997. This increase is primarily due to sign-on fees of $1,258,090 payable in connection with the NHS acquisition.

The Company's share of profits/(losses) of its affiliates Countdown and Logan Leisure were $(163,436) and $1,986 respectively for the nine months ended June 30, 1998 (1997:$38,207).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia and Transmedia Australia Travel Holdings Pty Limited and the 49% third party interest in NHS.

Liquidity and Capital Resources

The Company's audited financial statements for the year ended September 30, 1997 recorded losses for the year then ended of $3,030,445, which, when taken with prior year results, recorded an accumulated deficit of $7,376,641 as of September 30, 1997.

During the nine months ended June 30, 1998 the Company recorded further losses of $3,447,055 resulting in net cash outflows from operating activities of $2,467,665 compared to $1,675,935 for the corresponding period in 1997. During the period the Company relied on net revenues and the net proceeds of equity placements and bridging finance to fund its operating needs. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements.

Additionally the Company is committed to funding a number of business acquisitions, increasing its investment in NHS through Transmedia Australia, as described in Notes 14 and 16 to the unaudited consolidated financial statements for the quarter ended June 30, 1998.

In the quarter to June 30, 1998 the Company received net proceeds of $1.5 million from the private placement of 1,200,000 shares of common stock. To supplement the funding of its operations and its acquisition program, the Company also obtained net cash proceeds from short term loans of approximately $1,567,750 from unaffiliated third parties (Refer to Note 12 to the unaudited consolidated financial statements).

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

                           Part II: OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6 Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      Form 8K - Filed June 5, 1998 - Breakaway Travel Club acquisition-
      Form 8K/A - Amendment No.1 to Form 8K filed June 5, 1998 - Filed July 31, 1998

      Form 8K - Filed May 29, 1998 - Logan Leisure acquisition Form 8K/A -
      8K/A -  Amendment No.1 to Form 8K filed May 29, 1998 - Filed July 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

TRANSMEDIA ASIA PACIFIC, INC.


/s/ Paul Harrison
-------------------------------------
Paul Harrison
President and Chief Financial Officer

January 15, 1999