Form 10-K
period 1998-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 1999-01-21
CIK 925063

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                                      1934

        FOR THE TRANSITION PERIOD FROM ______________TO_________________

                         COMMISSION FILE NUMBER 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                       13-3760219
        ----------------                               ------------------
        (State or other                                     (I.R.S.
        jurisdiction of                                Identification No.)
        incorporation of
         organization)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
                 -----------------------------------------------
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: U.K. 011-44-171-930-0706

           Securities registered pursuant to Section 12(b) of the Act

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 4, 1999 was $20,040,110 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of the Registrant's Common Stock as of January 4, 1999 was 20,364,649.

                    Documents incorporated by reference: None

                          Transmedia Asia Pacific, Inc.

                 Form 10-K for the year ended September 30, 1998

                                      Index

                                                                       Page
PART I

      Item 1.     Business                                               3
      Item 2.     Properties                                            15
      Item 3.     Legal Proceedings                                     16
      Item 4.     Submission of Matters to a Vote of Security Holders   16

PART II

      Item 5.     Market for Registrant's Common Stock and
                  Related Stockholder Matters                           17
      Item 6.     Selected Financial Data                               18
      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   19
      Item 7A.    Quantitative and Qualitative Disclosure
                  About Market Risk                                     24
      Item 8.     Financial Statements and Supplementary Data           24
      Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   25

PART III

      Item 10.    Directors and Executive Officers of the Registrant    26
      Item 11.    Executive Compensation                                27
      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                 31
      Item 13.    Certain Relationships and Related Transactions        32
      Item 14.    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                   34

Signatures

ITEM 1. BUSINESS.

History

Transmedia Asia Pacific, Inc. ("TMAP" or "the Company") was incorporated under the laws of the state of Delaware in March 1994. On May 2, 1994 the Company acquired, from Conestoga Partners II, Inc. ("Conestoga"), the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network") an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company. The rights acquired, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994, were an exclusive license ("License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network to establish and operate a discount restaurant charge card business in clearly defined geographical areas. The geographical areas covered by the License are substantially all countries in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories").

Network, from whose affiliate, TMNI, the License was granted and on whose business the Company's restaurant charge card operations are modeled, is a publicly traded company operating in the United States both directly and indirectly through licensees and franchisees. Pursuant to the terms of the License the Company is authorized to engage in the restaurant charge card business within the Licensed Territories in the same manner that Network operates in the United States. Under the License Agreement the Company must pay royalties to Network and certain changes in key executives and principal shareholdings in the Company require the prior written approval of Network. The Company's restaurant cardholders and cardholders of Network and its franchisees can use the restaurant card in all territories covered by the Company, Network and its franchisees. The Company realizes all financial benefits from restaurant card usage within the Licensed Territories but no financial benefit from usage outside the Licensed Territories.

Network was issued 590,790 shares of common stock, par value $.00001 per share ("Common Stock") of the Company, as part consideration for the License and has the right to designate one director to the Board of Directors of the Company. To date Network has not exercised its right to designate a director.

The Company has worked closely with Transmedia Europe, Inc. ("TME") since inception. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and the other countries outside of Europe which were formerly part of the Union of Soviet Socialist Republics. The Company and TME share common directors and officers. For an initial period post incorporation they also shared common shareholders. Edward J. Guinan III is Chairman and Chief Executive Officer of both the Company and TME, as well as a principal shareholder in each.

The Company commenced business operations in Sydney, Australia in November 1994. TME commenced operations in the United Kingdom in January 1994.

Through 1996 the Company operated a discount restaurant charge card business in Australia through its wholly owned subsidiary Transmedia Australia Pty Limited. In late 1996 management identified the need to expand the Company's operations to become a broader based "member benefits" provider, believing that the Company needed a range of benefits to offer its corporate clients and individual members, in addition to discount dining. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. At the same time TME made a similar strategic decision and as a result the Company and TME decided to work together in expanding their business operations. In April 1997 they jointly acquired Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. See "Countdown". In December 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned jointly by the Company and TME, purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. See "Nationwide Helpline Services".

The close collaboration between the Company and TME has continued and on May 14, 1998 they jointly acquired Logan Leisure, a business which produces and sells discount shopping and services directories. See "Logan Leisure". On May 22, 1998 the Company and TME jointly acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway, which is based in Sydney Australia, is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. See "Breakaway".

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, Logan Leisure and Breakaway Travel, management of the Company and TME have been assessing the rational for maintaining two separate corporate entities. Management feels that keeping the two companies distinct and separate is no longer appropriate or advantageous to shareholders and therefore announced its intention to pursue a merger of the two companies. In concluding that a merger is in the best interests of both the Company and TME management considered several factors including the confusion of having two separate stock quotes for essentially the same business (operating in different geographical regions), the opportunity to reduce corporate overhead and to increase operating efficiency. The proposed merger is subject to approval of the respective Boards, fairness opinions by independent investment advisers and the approval of shareholders of both companies.

Transmedia Restaurant Charge Card

The restaurant charge card business operates under the rights acquired pursuant to the License Agreement with TMNI. The restaurant card is a charge card used by a cardholder in lieu of a major credit card to pay for purchases at participating restaurants. Using the restaurant card for such purchases entitles the cardholder to a 25% discount on the food and beverage element of purchases made at participating restaurants (i.e. the total purchase price excluding taxes and service). The restaurant card charges are collected from a major credit card nominated by the cardholder when the restaurant card is first issued.

The restaurant charge card business operates as follows:

o The Company identifies restaurants suitable to participate in the program and negotiates an agreement with them pursuant to which they agree to become participating restaurants ("Participating Restaurants").

o The Company advances cash ("Restaurant Credits") to such Participating Restaurants.

o An individual becomes a cardholder ("Cardholder") by completing an application at which time they nominate a major credit card through which charges incurred against the restaurant charge card will be recovered.

o Restaurant Credits entitle the Company to food and beverage at twice the value of the Restaurant Credit referred to as "Food and Beverage Credits". In effect the Company purchases food and beverage in advance at a 50% discount for its cardholders.

o The Company recovers Food and Beverage Credits when food and beverage is purchased at full retail value at Participating Restaurants by Cardholders using their restaurant card.

o As food and beverage is purchased by Cardholders the Food and Beverage Credits outstanding are reduced by the retail value of such purchases and the Restaurant Credits outstanding are reduced by one-half of such Food and Beverage Credits used. The Company recovers the total value of the purchase made from the Cardholder's major credit card.

o The Company pays over to the Participating Restaurant the tax and service elements of the total purchase.

o The Cardholder receives a credit equal to 25% of the value of the food and beverage purchased.

o     The Company retains the balance.

o The Company pays a royalty of 2% of Food and Beverage Credits used to Network and 1.3875% of Food and Beverage Credits used as sales commissions.

o The total charge is listed on the cardholder's major credit card statement along with a separate credit equal to 25% of the value of food and beverage purchased at the participating restaurant.

o The Company maintains a current record of the amount of Food and Beverage Credits outstanding at each Company Participating Restaurant.

The following is an illustration of a hypothetical transaction by a Cardholder at a Participating Restaurant.

A commissioned sales representative, recruits Restaurant A (a full service restaurant operating in Sydney) as a Participating Restaurant. The Company advances Aus$3,000 to Restaurant A in Restaurant Credits. This advance entitles the Company to collect the proceeds from Aus$6,000 of food and beverage purchased by cardholders using their restaurant cards at Restaurant A. John Smith, a Cardholder, purchases a meal at Restaurant A and pays the Aus$100 check (consisting of Aus$80 for food and beverage and Aus$20 in taxes and tip) using his Restaurant Card. Mr Smith presents his Restaurant Card which is accepted by Restaurant A. Restaurant A delivers the Restaurant Card receipt for Mr Smith's meal to the Company for processing. The Company recovers the Aus$100 value of the purchase from Mr. Smith's nominated major credit card.

The allocation of the hypothetical Aus$100 check can be summarized as follows:

Name              Amount      Explanation of Allocation

Mr. Smith         Aus$20      25% of food and beverage element of check

Restaurant A      Aus$20      Tip and taxes element of check

TMNI              Aus$1.60    2% royalty fee

Company           Aus$58.40   Aus$100 net of above payments

The Company will use Aus$40 of its net proceeds to reduce the value of the Restaurant Credit at Restaurant A (i.e. 50% of Aus$100 less Aus$20 tip and taxes). The balance of Aus$18.40 is retained by the Company as gross profit. However, the Company will typically pay a sales commission of Aus$1.11 (i.e. 1.3875% of the food and beverage element of the check less the cardholders discount) in the above transaction to its sales representative.

As of September 30, 1998, the Company had approximately 175 (1997: 274) Company Participating Restaurants and approximately 29,048 (1997: 36,800) Cardholders. The Company currently operates in Australia and New Zealand, and may expand its operations within the Licensed Territories.

Nationwide Helpline Services

On December 2, 1997 Transmedia Australia, an Australian company owned equally by the Company and TME, purchased 51% of the shares of common stock of NHS. NHS purchased the net assets and business of Nationwide. Nationwide, established in 1989, is an Australian based provider of "member benefit" programs primarily to organizations with large consumer bases such as banks and insurance companies. The operations of NHS are controlled by the Company and consolidated within the Company's financial statements effective December 2, 1997. Transmedia Australia also acquired an option to purchase the balance of 49% of the shares of common stock of NHS, which shares were purchased on November 17, 1998. See "Acquisitions - NHS".

The NHS member benefit programs consist primarily of telephone helpline services, travel products and international medical case management and repatriation services. The NHS telephone helpline services include telephone advice lines covering legal, tax and accounting issues together with medical and home emergency issues. Travel products, offered through Teletravel, include the sale of packaged vacations, airline tickets, hotel accommodation and travel related products such as insurance. Finally, NHS through a wholly owned subsidiary, IMAN, provides international medical case management and repatriation services for travelers to a number of major insurance companies.

NHS sells its member benefit programs on a wholesale basis to a wide range of corporations who typically brand the services under their own name. The programs offered by NHS enable it's corporate clients to provide additional benefits to their own customer base. NHS has approximately five million members.

Telephone Helpline Services

The Telephone Helpline Services business operates through NHS's retention of the services of outside lawyers, accountants and others ("Service Providers") to provide free advice to its members over the telephone. NHS pays a retainer to such Service Providers in return for their being available to provide advice to members. In addition to the retainer, Service Providers hope to benefit by securing new clients when a member requires assistance beyond the initial telephone advice. Members are recruited through NHS's sale of its Telephone Helpline Services to corporations such as banks and insurance companies who make it available to their customers as a benefit of being a customer. NHS contracts to provide the Telephone Helpline Services to its corporate clients for a period of 1 to 3 years. Such corporations benefit by retaining existing customers and/or gaining new customers through offering a product not offered by their competitors. NHS charges client corporations an annual fee per customer. To provide the Telephone Helpline Services NHS operates a 24-hour call center. The call center receives calls from members and then redirects the call to the relevant Service Provider. Members are given a unique telephone number for each category of help/advice offered. In addition, such unique telephone numbers are different for each corporate client enabling the call center to answer member calls as the corporate client's helpline service. Members can use the service as often as necessary and can be connected to the same advisor each time they call if a matter is on going. The range of help/advice offered is broad, covering all types of legal, tax and accounting issues that members may encounter in their daily lives. In addition, NHS offers a 24 hour medical triage service and help and advice on a broad range of other issues from home emergency, home maintenance and security to credit card registration, social security advice, stress and bereavement helplines.

Teletravel

Teletravel is a telephone based travel agency offering a full range of travel services such as airline tickets, packaged tours, hotel accommodation, auto rental and other travel related products such as insurance. The Teletravel business was established to enable NHS to offer travel products to its corporate clients, in particular those clients who purchase NHS products and services on a co-branded basis. Teletravel employs its own travel agents who operate a call center located in Sydney, Australia. Teletravel does not operate any travel shops for consumers to utilize on a walk-in basis. Instead the business is entirely telephone based whereby customers call the Teletravel call center where an experienced travel consultant offers help and advice to the traveler and then confirms the customers booking. Consumers can pay by check, credit card or money order. When payment is received tickets and itineraries are forwarded to the customer. Teletravel generates revenues from commissions received from airlines and travel product providers. Teletravel believes it enjoys an economic advantage over traditional travel agents who have to bear the costs associated with their retail outlets.

IMAN

IMAN was established in 1980 as a telephone doctor service operating throughout Asia and developed a particular expertise in assisting tropical travelers. In 1995 IMAN was acquired by Nationwide. Today, IMAN provides international medical case management and repatriation services for travelers. IMAN has established an international network of doctors, nurses and medical advisors who are available to assist travelers who require medical assistance while abroad. The service extends to repatriation in cases where the traveler must return home to receive treatment. The IMAN product is sold to a number of major insurance companies who incorporate the services of IMAN within their travel insurance coverage.

Countdown

In April 1997, the Company acquired 50% of the equity capital of Countdown, an international provider of membership based discount shopping services. The remaining 50% was simultaneously purchased by TME. See "Acquisitions - Countdown". Although the Company has significant influence over the operating and financial decisions of Countdown, TME has effective control over the operations of Countdown. Accordingly, Countdown's operations are accounted for under the equity method in the financial statements of the Company.

The Countdown business was established in 1970. Its primary business operations are located in the United Kingdom. Additionally, Countdown has appointed licensees who operate in nine countries around the world. The Countdown business is primarily a membership based business which arranges discounts with major suppliers of goods and services for its members. Countdown has approximately 6.5 million members and over 100,000 participating merchants in 39 countries.

Countdown markets membership on a retail and wholesale basis. Retail marketing involves selling membership to individuals. Memberships sold on this basis represent a small portion of total membership. Members pay an annual membership fee, currently approximately $83, which entitles them to a Countdown card valid for one year. Members present their Countdown card at the point of sale when making purchases from participating merchants. Presentation of the Countdown card entitles the cardholder to a discount, at the time of purchase, of between 5% and 50% off the merchant's normal selling price. When members receive their Countdown card they also receive a directory of participating merchants. Directories are prepared on a geographical basis thereby enabling Countdown to supply a directory of participating merchants to cardholders specific to the geographical area in which the cardholder lives.

Wholesale membership marketing involves the sale of membership packages to corporations, professional organizations, trade unions, etc. In the case of wholesale marketing, the group or organization purchases membership for its own members or employees. Such members or employees receive a Countdown card and a directory for use as in the case of individual membership described above. The annual fee charged on a wholesale basis is typically 5% or less of the individual annual membership fee.

Countdown has, over a number of years, attracted over 100,000 participating merchants worldwide from over 45 different retail categories including clothing, household goods and leisure goods and services. Countdown does not pay or receive any fee or royalty to or from participating merchants Countdown benefits from merchant participation by being able to offer a wider range of discount opportunities to its members. Participating merchants are carefully selected and benefit by attracting incremental business.

Countdown also operates a voucher system with participating merchants and others. This segment of the business involves Countdown's purchase of vouchers from major retailers which can be used to pay for goods and services at such major retailer's outlets. Countdown sells such vouchers to its members who can use the vouchers at face value to make purchases from the issuing retailer. These vouchers are typically sold by Countdown to its members at a discount from face value of approximately 5% - 10%.

Countdown Arcade

In November 1998 Countdown launched an internet shopping program, Countdown Arcade. Management believes that the internet is key to the future development and growth of the Countdown business. Management further believes that the Countdown Arcade will become a full online international shopping web site offering a broad range of merchandise and services at discounted prices. The Countdown Arcade will utilize existing relationships between Countdown and its participating merchant base numbering over 100,000 worldwide. The Countdown Arcade, can be found at http://www.countdownarcade.com. As of the date hereof, the Countdown Arcade offers the ability to purchase over the internet a range of consumer products from UK suppliers.

New products and services are expected to be added continuously. In addition, members will have the ability to search for merchandise on a country by country basis through the Countdown Arcade link to the Countdown database of internationally participating merchants.

The Countdown Arcade is available to both members and non-members of the Countdown program. However, while non-members can make purchases, they cannot take advantage of the discounts offered unless they become a Countdown member, which they can do over the internet at any time.

Management believes that Countdown's move into e-commerce will generate new revenues from transaction commissions on products and services sold, as well as advertising revenues from corporate sponsors.

Logan Leisure

On May 14, 1998 the Company and TME purchased from Compass Trustees Limited all of the outstanding shares of capital stock of Porkpine Limited ("Porkpine"). The Company and TME each acquired 50% of the outstanding capital stock of Porkpine. See "Acquisitions - Logan Leisure".

Porkpine, through its wholly owned subsidiaries Letville Holdings Limited ("Letville") and Floracourt Marketing Limited ("Floracourt"), operates two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Porkpine trades as Logan Leisure ("LL"). LL was established in 1989 and is based in Belfast, Northern Ireland. Letville is an intermediary holding company which owns Floracourt. Floracourt trades as Logan Leisure & Entertainment ("LLE"). LLE is based in Dublin in the Republic of Ireland and commenced operations in 1992. Both LL and LLE produce and sell books of vouchers ("Voucher Directories") which entitle the holder to discounts and savings on a range of products and services including hotel accommodation, restaurants, golf clubs and general merchandise. LL and LLE negotiate discounts from a range of suppliers of goods and services who agree to the inclusion of a voucher representing such discount in the LL and LLE Voucher Directory. Voucher Directories are produced annually and are sold to consumers for approximately $126. To take advantage of a particular discount, the consumer extracts the relevant voucher from the Voucher Directory and presents it to the merchant at the point of sale.

Breakaway Travel

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings"), a company owned equally by the Company and TME, acquired from Gisborne Travel Holdings Pty Limited ("Gisborne"), 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). See "Acquisitions - Breakaway".

Breakaway, based in Sydney, Australia, commenced operations in 1995. Breakaway is a licensed travel agent specializing in discount vacation packages for individuals employed in the travel industry in Australia. Such individuals are entitled to become members of Breakaway. Members of Breakaway pay an annual membership fee of Aus$20 (approximately $12). Breakaway has negotiated agreements with travel providers pursuant to which it can secure reduced rate fares from such travel providers. Travel providers include airlines, hotels and tour operators. These reduced rate fares are marketed to members by Breakaway.

Countdown America

In July 1998 the Company and TME jointly incorporated Countdown America, Inc. ("Countdown America"), a Delaware corporation, to establish a member benefits business in the United States. To commence operations Countdown America recruited two personnel and secured office accommodation located in Flanders, New Jersey on a month to month basis. The Company and TME's strategic plan called for Countdown America to initially develop a benefits program, based on the Countdown model, suitable for the United States marketplace. As a result a benefits program incorporating healthcare, travel, shopping and entertainment has been developed. The healthcare products and services are the cornerstone of the Countdown America benefits program. Such products and services include mail order and retail pharmacy, eye care and hearing products, medical supplies and equipment. In addition, members have 24 hour a day access to a telephone based medical library extending to over 2,200 topics. Benefits also include a Nurse Triage program which provides members with a toll free number allowing them to speak to a registered nurse concerning medical and healthcare concerns. In September 1998 Countdown America agreed to acquire the membership base and certain assets of the National Association of Mature Americans ("NAMA"). The acquisition, which was completed on November 17, 1998, provided Countdown America with an established membership base as well as a defined set of benefit packages. Additionally, the acquisition included a series of contracts pursuant to which NAMA provides customized benefit packages, on a wholesale basis, to other membership based organizations and corporations throughout the United States.

Acquisitions

Countdown

On April 3, 1997, the Company purchased from Mr. C.E.C. Radbone 50% of the outstanding capital stock of Countdown Holdings Limited, a privately owned United Kingdom company based in London, England. Countdown, through its wholly-owned subsidiary, Countdown plc, is an international provider of membership based discount shopping services. The remaining 50% interest in Countdown was simultaneously purchased by TME. The transaction (the "Acquisition") was consummated pursuant to an Acquisition Agreement dated April 3, 1997 (the "Acquisition Agreement") between the Company, TME and Mr.
Radbone.

The consideration paid by the Company for its 50% interest in Countdown totalled $2,682,487. The purchase consideration payable to Mr. Radbone was satisfied by the issuance of 1,330,524 shares (the "Radbone Shares") of the Common Stock and a cash payment of 500,000 UK pounds sterling (approximately $800,000 as of April 3, 1997). In addition, Mr. Radbone was granted an option to purchase 277,193 shares of Common Stock at $0.90 per share. The Company granted Mr. Radbone piggyback and demand registration rights with respect to the Radbone Shares. The balance of the outstanding capital stock of Countdown was simultaneously purchased by TME on similar terms.

The cash portion of the purchase price was funded by a $1,000,000 loan from Mr.
J. Vittoria, a director and shareholder of the Company. The loan, which bears interest rate of 12% per annum, was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan maturity date has been extended indefinitely, subject to being repayable on 60 days notice. Interest continues to accrue at 12% per annum. The loan is collateralised by a pledge of the Company's entire interest in Countdown. In consideration for the loan, the Company granted to the lender a five-year warrant to purchase 138,596 shares of Common Stock at $1.13 per share, the market price of the shares at the time, and granted piggyback registration rights with respect to such shares.

Contemporaneously with the Acquisition, Countdown entered into an employment agreement with Mr. Radbone pursuant to which Mr. Radbone was employed as Managing Director of Countdown. Upon consummation of the Acquisition, Mr Radbone was elected as a director of the Company and Edward J. Guinan and Paul Harrison were elected to the board of directors of Countdown and Countdown Plc. On January 16, 1998, Mr. Radbone resigned from the Board of Directors. At the same time his employment agreement was terminated without penalty and replaced by a one year consultancy agreement.

As described earlier, Mr. Radbone is beneficial owner of 1,330,524 shares of Common Stock and an option to purchase a further 277,193 shares at an exercise price of $0.90 per share. Mr. Radbone has granted Edward J. Guinan III, the Chairman of the Board of Directors, an option to purchase his shares and share option at a purchase price of $1 per share. Pursuant to the agreement between Messrs. Radbone and Guinan, Mr. Guinan paid a portion of the purchase price by delivering such number of shares of the Common Stock owned by him, as equate to a market value of $250,000. In addition, he delivered a similar number of shares of the common stock of TME owned by him. Such shares will be forfeited to Mr. Radbone if the option is not exercised and paid by January 15, 1999.

In connection with the Acquisition, the Company and TME each agreed to pay $125,000 in cash to TMNI. In addition, the Company and TME jointly issued to TMNI a promissory note in the principal amount of $500,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is convertible at the holder's option into $250,000 in value of Common Stock of each issuer at the rate of $1.20 per share. The Company agreed to pay such amounts in order to obtain the consent of TMNI to the Countdown Acquisition, which consent was required pursuant to the terms of the License Agreement under which the Company operates its restaurant charge card business.

NHS

On December 2, 1997, Transmedia Australia purchased 51% of the shares of common stock of NHS. NHS purchased the net assets and business of Nationwide. Nationwide was established in 1989 and is an Australian based provider of "member benefit" programs. The operations of Transmedia Australia are controlled by the Company and accordingly Transmedia Australia's accounts are consolidated into those of the Company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2, 1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 (approximately $1,787,500) on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998. Transmedia Australia agreed to pay interest at 5% per annum on the Balance Obligation for the three months ended September 30, 1998. Transmedia Australia exercised the extension right. In addition, the Company and TME agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide.

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

The deposit was paid to the sellers in June, 1997. The first installment of Aus$2,800,000 was paid in December 1997, 50% in cash and the balance by the issuance of 500,000 of the common stock of each of the Company and TME (valued at (pound)1.00 per share). The second installment was payable on January 31, 1998. However, pursuant to the terms of the Acquisition Agreement, such payment date was extended to May 1, 1998. As a result of the extension of the payment date, Transmedia Australia became liable to pay interest at the rate of 5% per annum during such extension period. The second installment was paid on May 1, 1998, together with accrued interest in the sum of Aus$34,781.

In connection with the Acquisition, NHS entered into employment contracts with Mr. Kevin Bostridge ("Bostridge") and Mr. Robert Swinbourn ("Swinbourn"), shareholders and former executive directors of Nationwide. Each of the contracts were for a fixed term of three years and provided for the payment of an annual salary of Aus$200,000 to Bostridge and Aus$150,000 to Swinbourn. As an inducement to Bostridge and Swinbourn to enter into such employment contracts, the Company and TME agreed to jointly pay sign-on fees of Aus$4,000,000 (approximately $2,860,000) in aggregate to Bostridge and Swinbourn. Such sign-on fees were apportioned as Aus$2,914,286 pertaining to Bostridge and Aus$1,085,714 pertaining to Swinbourn and were payable in installments as follows:

                                    Company         TME       Total

      1st Installment             1,000,000   1,000,000   2,000,000
      2nd Installment             1,000,000   1,000,000   2,000,000

      Total                       2,000,000   2,000,000   4,000,000

The first installment was payable on January 31, 1998 of which an aggregate of Aus$1,250,000 could be deferred until May 1, 1998. On January 31, 1998, in lieu of the required minimum payment of Aus$750,000, Aus$203,571 was paid in cash and the balance was settled by a promissory note in the sum of Aus$546,429 payable on June 30, 1998. The promissory note was guaranteed by Mr. Edward Guinan, Chairman of the Company. The promissory note has been paid in full. The Aus$1,250,000 due on May 1, 1998 was paid on that date together with accrued interest thereon at 5% per annum, approximately Aus$15,240. The second installment was due for payment on June 30, 1998 but was deferred until September 30, 1998.

Transmedia Australia was unable to make the payments due on September 30, 1998. However, Transmedia Australia commenced negotiations with Nationwide and on October 21, 1998 reached an agreement pursuant to which the settlement date for the Balance Obligation and the final settlement of the sign-on fees was extended to November 16, 1998. In addition, the second installment of the sign-on fees was reduced from Aus$1 million for each of the Company and TME (a total of Aus$2 million) to Aus$500,000 for each of the Company and TME (a total of Aus$1 million). Finally, it was agreed that the employment contracts of Messrs. Bostridge and Swinbourn be terminated effective November 16, 1998 upon payment of three months salary to each. On November 17, 1998 the Balance Obligation, the reduced final installment of the sign-on fees and the three months salary to Bostridge and Swinbourn were paid in full. In addition, accrued interest in the amount of Aus$47,557 (approximately $29,960) was paid.

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between the Company and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Promissory Note is secured by a charge over Transmedia Australia and is guaranteed by TME. The Promissory Note holder received a three-year warrant to purchase 1 million shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TME. Such warrants were exchanged by TME for a new warrant on the same terms as those of the Company.

Logan Leisure

On May 14, 1998 the Company and TME purchased from Compass Trustees Limited the entire outstanding capital stock of Porkpine. The Company and TME each acquired 50% of the outstanding capital stock of Porkpine.

Porkpine and its wholly owned subsidiaries Letville Holdings Limited ("Letville") and Floracourt Marketing Limited ("Floracourt") operate two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Porkpine trades as Logan Leisure ("LL"). LL was established in 1989 and is based in Belfast, Northern Ireland. Letville is an intermediary holding company which owns Floracourt. Floracourt trades as Logan Leisure & Entertainment ("LLE"). LLE is based in Dublin in the Republic of Ireland and commenced operations in 1992. Both LL and LLE produce and sell discount and savings directories.

The transaction was consummated pursuant to an acquisition agreement (the "Agreement") dated May 14, 1998 between Compass Trustees Limited, the Company, TME and Gavin and Joanne Logan. The consideration paid totaled 1,060,000 pounds sterling ($1,749,000 approximately) subject to increase or decrease by an amount equal to the net current assets of Porkpine and subsidiaries as of the date of completion. The Agreement provided for the net current assets as of the date of acquisition to be determined by reference to consolidated financial statements (the "Acquisition Accounts") to be prepared as soon as practicable after the date of acquisition.

The consideration paid on completion was made up as follows:

                                    Company             TME              Total
      Pounds Sterling

      Cash                          330,000           330,000           660,000
      Shares of common stock:
      Company -225,000 shares       200,000                             200,000
      TME - 225,000 shares                            200,000           200,000
                                    -------           -------          ---------
      Total                         530,000           530,000          1,060,000
                                    =======           =======          =========

The net current assets as of May 14, 1998 per the Acquisition Accounts totaled $33,627.

Breakaway

On May 22, 1998 Transmedia Holdings acquired from Gisborne the entire issued share capital of Breakaway.

Breakaway, which is based in Sydney, Australia, commenced operations in 1995. Breakaway is a licensed travel agent specializing in discount package holidays for individuals employed in the travel industry in Australia. Such individuals are entitled to become members of Breakaway. Members of Breakaway pay an annual membership fee of Aus$20 (approximately $12). Breakaway has negotiated agreements with travel providers pursuant to which it can secure reduced rate fares from such travel providers. Travel providers include airlines, hotels and tour operators. These reduced rate fares are marketed to members by Breakaway.

The transaction was consummated pursuant to a Share Sale Agreement dated March 26, 1998 between Gisborne, Transmedia Travel, Peter Guy Gisborne and Terence John Gill. The total consideration payable was Aus$375,000 (approximately $230,000). The consideration was paid in cash.

Competition

The "membership based" benefits business is highly competitive. The Company competes with a number of other operators, both internationally and in Australia. The Company's competitors range from small private companies to major corporations who collectively offer a full range of "membership based" benefit programs. Such benefit programs include discount shopping, hotel accommodation, travel, dining, and leisure activities. Additionally, the Company competes with other telephone helpline service operators and loyalty reward programs such as "air miles".

In its Restaurant Card business the Company competes against other discount programs. Competitors include programs offered by major credit card companies such as American Express, Visa, Mastercard and Diners Club. Additionally, other companies offer different kinds of discount programs. For example, Hilton International, an international hotel owner and hotel management company, provides two-for-one dining offers in its restaurants. The Company is not aware of any restaurant discount charge card business, similar to that of the Company, in the Licensed Territories at this time. The unique nature of the restaurant discount charge card is the principal method used to secure business. However, there can be no assurance given that no new entrants will enter the market in the future.

NHS competes with other helpline service providers and membership based benefit providers. NHS also competes with its product and service providers who promote their businesses independently of their arrangements with NHS. The principal methods used by NHS to compete effectively are beneficial prices, quality of service and the range of products and services offered.

The Company's travel businesses compete with travel agents and other operators in the hotel and travel industries, including retail travel agents, airlines and hotel groups. The Teletravel business competes on price and convenience when compared with retail travel agents where the consumer usually is required to visit the travel agents premises. Breakaway competes primarily on price as well as offering its services only to employees of the travel industry.

The Company's affiliate, Countdown, competes directly with a full range of discount shopping programs offered by a number of other operators. The Company believes that the Countdown program, with over 100,000 participating merchants in 39 countries, is broader based than the programs offered by its competitors. Management believes that the size of its merchant base, as well as the international spread of such merchants, gives Countdown an advantage over its competitors. Such merchant base and program pricing are the principal methods used by Countdown to retain existing business and secure new business opportunities over its competitors.

The Company is not aware of any dominant operators in its business sector and geographical markets. However, many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

Intellectual Property

The Company operates its restaurant card business pursuant to the rights acquired through the License Agreement with TMNI. While the License Agreement grants the Company the right to use certain proprietary software and systems, the Company found it necessary to develop its own systems and practices for sales tax and other considerations. Accordingly, the Company is not reliant on the License Agreement for the conduct its day to day operations. However, TRANSMEDIA is a registered trademark and therefore the Company relies on the rights it acquired under the License Agreement to use such trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories.

Countdown is a registered trademark of the Company's affiliate, Countdown Holdings Limited. Countdown has been established for over 28 years and management believes that the business of Countdown is, to some extent, dependent on the consumer goodwill and recognition attaching to the Countdown name.

Employees

As of September 30, 1998, the Company employed 74 full-time employees (including those employed by NHS). None of the Company's employees are represented by a labor union, and the Company considers that its employee relations to be good.

Need for Additional Financing

The Company requires additional funding to provide working capital and to implement its business plans. Management estimates that an amount of approximately $1.5 million will be required to meet loan repayment obligations.

The loan made by Mr. Vittoria, a director and shareholder of the Company, of $1,000,000 in connection with the Countdown acquisition has been renewed for an indefinite period. However the lender has the right to demand repayment upon giving of 60 days notice. The Company may need additional funds to finance such repayment.

No assurance can be given that the Company will be successful in obtaining additional financing. Failure to obtain necessary financing in a timely manner may have a significant adverse effect on the Company and operating performance.

ITEM 2. PROPERTIES.

The Company currently leases office space totaling approximately 11,000 square feet at 19-31 Pitt Street, Sydney, Australia ("Pitt Street"). The lease expires on August 31, 2004. The rental obligation is approximately Aus $345,000 ($205,000) per annum. In October 1998 the Company commenced relocating all its Sydney based businesses to the Pitt Street office.

The lease in respect of the former office accommodation of NHS expired on October 31, 1998.

Breakaway Travel occupied approximately 3,275 square feet of office accommodation in Sydney at an annual rental of Aus$105,230 (approximately $62,400). The lease expires on May 31, 1999. Breakaway has relocated to the Pitt Street office and by agreement with its former landlord will be relieved of its prior lease obligations effective mid February 1999.

Teletravel leases approximately 1,800 square feet of office accommodation in Sydney at an annual rental of Aus$34,400 (approximately $20,400). The lease expires on August 31, 1999. Teletravel has relocated to the Pitt Street office.

The Company and TME share office accommodation of approximately 4,000 square feet at 11 St James's Square, London, England. The office is leased by TME. The lease expires in February, 2004. During the year ended September 30, 1998 the Company reimbursed TME in the amount of $56,742 for its share of the rental cost.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business.

The Company is not aware of any material pending legal proceedings or claims against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "MBTA". The following table sets forth the high and low bid prices as reported on Nasdaq for the periods indicated below. These quotations have been obtained from Nasdaq Quotations through September 30, 1998.

      Quarter ended                High                 Low

      December 31, 1996            1 1/2                 1
      March 31, 1997               1 3/8                1/2
      June 30, 1997                1 1/4                1/2
      September 30, 1997           1 3/8                1/2

      December 31, 1997            1 5/8              1 5/16
      March 31, 1998               2 1/4              1 1/16
      June 30, 1998                3 9/16             1 3/4
      September 30, 1998           3 1/16               3/4

(b) Holders. As of January 4, 1999 there were approximately 230 holders of record of the Common Stock. The Company believes that a significant number of beneficial owners of its Common Stock are held in "street name".

(c) Dividends. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company has not paid any cash dividends on its Common Stock and, for the foreseeable future, intends to retain future earnings, if any, to finance the operations, development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

On February 1, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock at $1.25 per share resulting in net proceeds to the Company of $2,437,500. For every three shares purchased each subscriber received a three year warrant to purchase one share of the Common Stock at an exercise price of $1.25 per share. The warrants are exercisable at any time after the date of grant for a period of three years.

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $425,000) face amount 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $340,000) face amount 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the Common Stock at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. The warrants are exercisable at any time after issuance through November 1, 2001.

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 843,333 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $632,500.

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. See Item 8 "Financial Statements and Supplemental Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". On December 2, 1997 the Company and TME acquired a 51% interest in NHS. The results of NHS have been consolidated by the Company from the date of acquisition using the purchase method of accounting.

Income Statement Data

                                                                                         Inception
                                                         Year Ended     Year Ended          to
                         Year Ended      Year Ended       September      September       September
                        September 30,   September 30,        30,            30,           30, 1994
                            1998            1997            1996           1995           (6 mths)
                            ----            ----            ----           ----           --------
Revenues               $  4,667,556    $  2,129,362    $  1,890,476    $  1,103,081    $          0

Gross profit              3,593,453         871,593         791,810         400,358               0

S,G & A                  (7,080,173)     (3,649,441)     (2,816,758)     (2,476,105)              0

Operating loss           (3,486,720)     (2,777,848)     (2,024,946)     (2,075,747)       (377,498)

Share of losses of
affiliated companies       (949,467)       (209,715)              0               0               0

Net loss               $ (4,739,811)   $ (3,030,445)   $ (2,006,258)   $ (1,990,288)   $   (349,650)

Net loss per share     $      (0.27)   $      (0.22)   $      (0.16)   $      (0.17)   $      (0.03)

Balance Sheet Data

                                                        As of Sept. 30
                               1998            1997            1996            1995            1994
                               ----            ----            ----            ----            ----
Current Assets         $  2,764,972    $    648,799    $  2,065,308    $  2,301,830    $  2,201,303

Total Assets             10,958,762       4,798,380       3,954,947       4,312,460       4,164,997

Working Capital
(Deficiency)             (5,067,882)     (1,399,428)      1,288,958       1,674,014       2,049,383

Stockholders Equity       2,496,124       2,750,153       3,178,597       3,684,644       4,013,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the documents incorporated herein contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate", "plan," "intend," "believe", "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

General

The business of the Company is the design and supply of a range of member benefit programs to corporations, affinity groups and individuals on an international scale. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown and Logan Leisure, has an interest in business operations in Europe and elsewhere. In addition, the Company and TME have recently established business operations in the United States and in November 1998 Countdown launched its transactional web site business, Countdown Arcade.

The future success of the Company is primarily dependent upon its ability to develop and expand its current business operations by increasing their membership base and broadening the range of member benefit programs offered. As of the date hereof, management is actively recruiting senior executives to strengthen the management team to facilitate such development and expansion.

The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions. Management believes that while the industry has shown good growth, which is expected to continue, this has been primarily in the United States. Outside the United States, the international market is significantly less developed providing an opportunity for the Company to expand its operations from its established base in Europe and Australasia and the Countdown network of sub-licensees and franchisees in a number of other countries.

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, Countdown America, NHS, Logan Leisure and Breakaway Travel, management of the Company and TME have been assessing the rationale of maintaining two separate corporate entities. Management has concluded that keeping the two companies distinct and separate is no longer appropriate or advantageous to shareholders and therefore announced its intention to merge the two companies. In concluding that a merger is in the best interests of both the Company and TME, management considered several factors including the confusion of having two separate stock quotes for essentially the same business (operating in different geographical regions), the opportunity to reduce corporate overhead and to increase operating efficiency. The proposed merger is subject to the approval of the respective Boards of Directors, fairness opinions by independent investment advisers and the approval of shareholders of both companies.

The Company recorded significant losses in its fiscal year ended September 30, 1998 as well as in prior years. Such losses and the Company's acquisition and expansion program to date have been funded by the sale of equity securities and debt financing. The Company's ability to continue as a going concern depends on its ability to obtain outside financing sufficient to support its operations and business development plans. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to enable it to operate for the foreseeable future. However, there can be no assurance given that the Company will obtain such short-term or long-term outside financing.

Results of Operations

Fiscal 1998 compared to Fiscal 1997

The Company generated revenues of $4,667,556 (1997: $2,129,362) in the year ended September 30, 1998, an increase of $2,538,194 or 119% over the corresponding period in 1997, reflecting the impact of the NHS and Breakaway acquisitions. NHS and Breakaway generated revenues of $2,959,970 and $362,147 respectively while the pre-existing business recorded a decline in revenues of $783,921 to $1,345,440 due to lower card usage by cardholders as a result of rationalization of the participating restaurant base.

Cost of sales totaled $1,074,103 (1997: $1,257,769) for the year ended September 30, 1998, generating a gross profit percentage of 77.0% (1997: 40.9%). The increase in gross profit percentage reflects the impact of the higher margin NHS and Breakaway Travel businesses. The gross profit percentages achieved by NHS and Breakaway respectively were 89.5% and 100% in fiscal 1998 as compared to 43.4% by pre-existing operations.

Selling, general and administrative expenses totaled $7,080,173 (1997:
$3,649,441) for the year ended September 30, 1998, an increase of $3,430,732 or 94.0% over fiscal 1997. NHS and Breakaway accounted for $2,742,323 and $340,928 of such increase respectively. Selling, general and administrative expenses of pre-existing operations and head office were $3,996,922 in fiscal 1998, an increase of $347,481 or 9.5% as compared to fiscal 1997. Selling, general and administrative expenses in fiscal 1998 included sign-on fees in relation to the NHS acquisition ($925,000 approximately) and a write-off of approximately $463,000 relating to an aborted acquisition. These expenses were partially offset by cost reductions realized in pre-existing operations of approximately $787,000. Such cost reductions were primarily in payroll, selling and communication expenses. In addition, in fiscal 1997 the Company recorded significant non-recurring costs and other charges (see Fiscal 1997 compared to Fiscal 1996).

The Company's share of losses of its affiliates Countdown and Logan Leisure were $949,467 for the year ended September 30, 1998, including amortization of underlying goodwill in the Company's investment in such affiliates of $237,267. (1997: $ 202,905 (Countdown only)). The Company did not amortize underlying goodwill in its investment in Countdown in fiscal 1997.

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia and Transmedia Holdings and the 49% third party interest in NHS.

The Company has net operating losses carried forward for income tax purposes. No deferred tax benefit has been recognized for the year ended September 30, 1998.

Fiscal 1997 compared to Fiscal 1996

The Company generated revenues of $1,924,908 excluding membership fees (1996:
$1,659,515) for the year ended September 30, 1997, an increase of 16% over the previous year. The Company increased the number of Company Cardholders from 18,000 at September 30, 1996 to 36,800 at September 30, 1997. The increase was largely the result of a promotion launched in September 1996 with Westpac Banking Corp. and a new marketing initiative in December 1996 with an Australian company, FAI Insurance. The arrangement with FAI Insurance provided for the Company to issue Restaurant Cards free of charge to FAI Insurance customers. Such customers would not receive an immediate cash benefit in respect of their 25% discount on food and beverage purchased at Participating Restaurants. Instead their discount was accumulated in a trust account which could be used in part payment of their subsequent years insurance premium payable to FAI Insurance. The agreement gave the Company the right to cancel Restaurant Cards issued to FAI Insurance customers in the event that they did not maintain minimum spend levels using their Restaurant Card. The only obligation of the Company was to issue Restaurant Cards free of charge to FAI Insurance customers subject to their achieving the minimum spend levels referred to above. The number of Company Participating Restaurants decreased from 430 at September 30, 1996 to 274 at September 30, 1997. This decrease resulted from of the Company removing under-performing restaurants from the program.

Membership fees totaled $204,454 (1996: $230,961) for the year ended September 30, 1997 a decrease of 11% compared to the prior year. This decrease is a result of an accounting adjustment of $15,584 to deferred membership fees in the first quarter and the effect of the free membership card. The accounting adjustment in the first quarter reduced revenues by $15,584. The adjustment was necessary to correct an accounting error in the calculation of deferred membership fees as of December 31, 1996. It is the Company's policy to account for membership fee revenue over the period of membership, usually one year. An error in the calculation of deferred membership fee income was discovered subsequent to the finalization of the unaudited financial statements for the quarter ended December 31, 1996. The error was corrected in the quarter ended March 31, 1997. Previous periods were not adjusted because the amount involved was not considered material.

Cost of sales totaled $1,257,769 (1996: $1,098,666) for the year ended September 30, 1997, an increase of 15% over the prior year, in line with the 16% increase in revenues. Cost of sales are approximately 50% of the gross food and beverage value consumed by Cardholders and represents recovery of advances made by the Company to Participating Restaurants.

Selling, general, and administrative expenses, consisting primarily of salaries, rents, commissions, and other general overheads totaled $3,649,441 (1996:
$2,816,756) for the year ended September 30, 1997, an increase of 30% over the previous year. The increase is primarily due to professional fees of $118,642 for work on the proposed merger with TME, a write down of the License by $276,472 to fair value and costs of $112,875 relating to the termination agreement with Mr. C.E.C. Radbone, a former director of the Company. In addition, the Company incurred unrealised foreign exchange losses of $242,012 arising out of the translation of the inter-company balance between the Company and Transmedia Australia as of September 30, 1997 and a $150,000 write off of the Hawaii option. Excluding these additional expenses, the Company recorded a small decrease in selling, general and administrative expenses in fiscal 1997.

The Company's share of losses relating to Countdown's operations for the period from April 3, 1997 to September 30, 1997 was $202,905. The Company earned interest of $24,197 (1996: $21,005) in fiscal 1997 from the temporary investment of surplus cash and interest on loans to certain stockholders.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                Twelve Months Ended
                                                -------------------

                                 September 30, 1998           September 30, 1997
Cash used in
Operating Activities                 $(2,523,744)                 $(2,126,864)

Cash used in
Investing activities                 $(2,437,248)                 $(1,205,610)

Cash provided by financing
Activities                            $5,549,595                  $ 2,057,449

The Company incurred a net loss of $4,739,811 for the year ended September 30, 1998. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $441,885, the Company's share of losses incurred by its affiliates of $949,467, accrued interest charges of $250,412 and a provision against a non-trade receivable of $452,427 resulted in funds used in operating activities totaling $2,523,744, net of working capital movements.

The fiscal 1998 net cash used in investing activities of $2,437,248 comprised the cash elements of the Company's investments in its subsidiaries NHS ($1,702,559) and Breakaway ($126,748). In addition, the Company invested $570,623 in its affiliate Logan Leisure and $37,318 in fixed assets. In fiscal 1997 net cash used in investing activities comprised the cash element ($1,209,655) of the Company's investment in Countdown, net of the proceeds of sale of fixed assets of $4,045.

To meet its cash requirements during fiscal 1998, the Company sold in aggregate 3,447,095 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $3,934,595. In addition, in April 1998 the Company raised approximately $1,615,000 through the issuance of four 8% promissory notes. Such promissory notes fell due for payment on November 1, 1998. As of the date hereof, $125,000 has been repaid together with accrued interest to November 1, 1998.

The Company's independent auditor's report on the Company's consolidated financial statements included in Item 8 states that "......the Company has experienced losses from operations in during the year ended September 30, 1998 and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and issuance of debt, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and issue of debt".

During fiscal 1998 the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments.

Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company will require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available for the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the single product offered, the Transmedia dining card. However, in recent years the Company and TME have worked closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown and Logan Leisure, has an interest in business operations in Europe and elsewhere. In addition, the Company and TME have recently established business operations in the United States and in November 1998 Countdown launched its transactional web site business, Countdown Arcade. Management believes that after completion of the proposed merger with TME, the Company and TME will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended September 30, 1998, a situation which is expected to continue for foreseeable future. Some of the Company's individual businesses such as Teletravel and Breakaway are seasonal, as is the Company's restaurant card business albeit to a lesser extent. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

Effect of Year 2000

The Company has developed a plan to address the possible exposure related to the impact of the Year 2000 on its computer systems. Key operating, financial and management information systems have been assessed and plans have been developed to address required systems modifications by December 31, 1999. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flow. Management currently estimates the likely cost of system modifications to be approximately $100,000.

In fiscal 1998 the Company established a Year 2000 group to evaluate the potential exposure of the Company's computer systems and computer reliant systems to Year 2000 issues. The working group completed its evaluation and has developed a plan to ensure that all of the Company's systems will be fully compliant by December 31, 1999.

The core business system used in the Company's restaurant card business is not Year 2000 compliant and could fail to operate into the next millennium without corrective action. The system was scheduled to be re-written in any event, with completion planned for the fourth quarter of 1999. Interim systems have been fully tested and will be implemented during the first quarter of 1999 as a precautionary measure. In other areas of the Company's operations systems are Year 2000 compliant. Breakaway is fully compliant, as are the telephone systems used by NHS. Non core business applications such as word processing and management information reporting systems require some minor modification. Computer hardware has been substantially upgraded to appropriate processors. The systems of the Company's affiliate, Countdown, have also been evaluated. Countdown systems require some modification and upgrading which is scheduled for completion in the first quarter of 1999

The Company is in communication with others with whom it does business, including but not limited to, financial institutions and key customers, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. In particular the Company has not yet received confirmations from a number of banking institutions. There can be no assurance that the systems of third parties, on which the Company's systems rely, will be converted on a timely basis, or that a failure to convert or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

New U.S. Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined as including all changes in equity except those resulting from investments by owners and distributions to owners. The Company will be required to adopt SFAS No. 130 in the first quarter of fiscal 1999.

In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company will be required to adopt SFAS No. 131 in fiscal 1999.

Both of the above standards require comparative information to be restated. Results of operations and financial position will be unaffected by implementation of these new standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS No. 132), which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This standard does not currently apply to the Company.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is submitted in a separate section of this report. See pages F-1, et. seq.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 26, 1997 KPMG resigned as the Company's independent auditors. On the same date the Company appointed BDO Stoy Hayward as the Company's independent auditors. This action was recommended by the Audit Committee and approved by the Board of Directors.

In connection with their audit of the Company's consolidated financial statements for the fiscal year ended September 30, 1996, and in the subsequent interim period, there were no disagreements between KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to such matters in their report.

Notwithstanding the foregoing, by letter dated February 13, 1998, KPMG informed the Company that it would not agree to file a consent to the inclusion of its prior audit reports in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company believes that there was no basis for this action by KPMG.

The position of KPMG was set out in a letter dated February 13, 1998, which stated that:

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

See the Company's Current Report on Form 8-K, as amended, filed with the Commission on or about October 27, 1997 for a description of the resignation of KPMG.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age      Position
----                       ---      --------

Edward J. Guinan III       51       Chairman and Chief Executive Officer
Paul L. Harrison           37       President, Secretary and Principal Financial
                                    Officer and Director
Carl Freyer (1)            59       Director
Joseph V. Vittoria (1)     64       Director

-------------------------------
(1) Member of the Audit Committee.

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. All officers hold office until the meeting of the Board of Directors following the next annual meeting of stockholders or until their earlier resignation or removal. There are no family relationships between any of the directors or executive officers of the Company.

Edward J. Guinan III
Chairman and Chief Executive Officer

Edward J. Guinan III has been the Chairman of the Board of Directors, Chief Executive Officer and a director of the Company since its inception in March 1994. Since February 1993, Mr. Guinan has also served as Chairman and Chief Executive Officer of the Company's affiliate, TME. In addition, commencing May 1995, Mr. Guinan has served as President, Chief Executive Officer, Chief Financial Officer and as the sole director of International Advance, Inc. Mr. Guinan devotes substantially all of his time to the affairs of the Company and TME. Prior to February 1993, Mr. Guinan headed his own broker-dealer firm Guinan and Company which he established in 1984.

Paul L. Harrison
President, Secretary and
Principal Financial and Accounting Officer

Paul Harrison has been a director of the Company since June 1997. He was a director and President of Transmedia Australia from May 1994 until June 1997. Mr. Harrison is also President, Principal Financial and Accounting Officer and Secretary of TME. In 1993, Mr. Harrison acted as a consultant to TME in connection with the initial funding of TME and commencement of its business operations. Prior to 1993, Mr. Harrison was Vice-President responsible for European Equities at Salomon Brothers, London, where his responsibilities included coordinating and marketing the sale of various derivatives and other equity securities to European based institutional clients.

Joseph V. Vittoria
Director

Mr. Vittoria has been a director of the Company since inception. Mr. Vittoria is Chairman and Chief Executive Officer Travel Services International, Inc. a position he has held since that company's inception in 1997. From September 1987 to January 1997, Mr. Vittoria was

Chairman and Chief Executive Officer of Avis Inc., having been a senior executive at Avis from 1982. Mr. Vittoria is a director of TME.

Carl H. Freyer
Director

Carl Freyer has been a director of the Company since 1996. Mr. Freyer is also President of Freyer Corporation, a financial consulting firm. He was a director of G-Tech Corporation from 1983 to 1997. Mr. Freyer is a director of TME.

Reports under Section 16 (a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission ("SEC") certain reports regarding such persons' ownership of the Company's securities. Edward J. Guinan was late in filing Form 4 in respect of Common Stock owned by Mr. Guinan pledged to secure a contemplated acquisition and Common Stock pledged to secure a Promissory Note executed by TME. Mr. Guinan is working on bringing his filings up-to-date.

The Company is not aware of any other late filings of reports under Section 16.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended September 30, 1998 to the Company's Chief Executive Officer and any other executive officer of the Company earning in excess of $100,000 for services rendered during fiscal 1998.

                       Summary Compensation Table

                                                   Annual      Long-Term          Other
                                             Compensation   Compensation   Compensation

Name and Principal                                                            All Other
Position                   Year      Notes         Salary  Options/SAR's   Compensation
Edward J. Guinan III
Chief Executive Officer    1998     (1)(2)        165,330      2,500,000         80,359
                           1997     (3)(2)        162,100              0         38,472
                           1996     (4)(2)        153,625              0         22,925
Paul L. Harrison
President                  1998  (1)(2)(5)        165,330        750,000          8,668
                           1997     (3)(5)        154,000              0              0
                           1996     (4)(5)        122,900              0              0

(1)   Based upon an exchange rate of 1 pound sterling = $1.6533
(2)   Represents reimbursement of travel and entertainment expenses
(3)   Based upon an exchange rate of 1 pound sterling = $1.6210
(4)   Based upon an exchange rate of 1 pound sterling = $1.5362
(5)   50% of Mr. Harrison's salary is recharged to TME

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding stock option grants made during the fiscal year ended September 30, 1998 to each of the named executive officers and their potential realizable values.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

                        Number of                                              Potential Realizable
                        Shares of    % of Total                             Value at Assumed Annual
                     Common Stock      Options/                                Rates of Stock Price
                       Underlying          SARs     Exercise                Appreciation for Option
                         Options/    Granted to      or Base                                   Term
                     SARs granted   Emloyees in        Price   Expiration                       ($)
Name                          (#)   Fiscal Year    ($/Share)         Date           5%          10%

Edward J. Guinan
CEO                     3,250,000         67.0%        $1.00       3/1/03    1,159,234    2,313,909

Paul Harrison
President                 750,000         15.5%        $1.00       3/1/03      267,515      533,979

In March 1998 the Board of Directors granted, subject to stockholder approval, options to senior management to purchase 2,250,000 shares, in aggregate, of the Common Stock of the Company at an exercise price of $1.00 per share.

Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/Values

The following table sets forth information as of September 30, 1998, concerning exercisable and non exercisable options held by the Company's Chief Executive Officer and any other executive officer of the Company earning in excess of $100,000 for services rendered during fiscal 1998. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year end price of the Common Stock which was $1.375.

Name                          Shares          Value        Number of Securities   Value of Unexercised
                         Acquired on       Realized      Underlying Unexercised   In-the-Money Options
                            Exercise            ($)           Options at Fiscal  at fiscal Year-End($)
                                 (#)                                Year-End(#)           Exercisable/
                                                                   Exercisable/          Unexercisable
                                                                  Unexercisable
Edward Guinan                      0              0                 0/3,250,000                    0/0

Paul Harrison                      0              0             800,000/750,000                    0/0

Employment Agreements

On May 26, 1994 Mr. Guinan and the Company entered into an Employment Agreement for a term ending on May 25, 1997 with annual extensions thereafter unless terminated by either party. On March 2, 1998 Mr. Guinan and the Company agreed to replace the Employment Agreement in its entirety except with respect to accrued benefits as of March 2, 1998. The New Employment Agreement is for a term ending on March 1, 2001 and provides for an annual salary of 100,000 pounds sterling and participation in executive benefit programs if and when put into effect by the Company. In addition, in recognition of certain guarantees and pledges made by Mr. Guinan for the benefit of the Company and to provide inducement for Mr. Guinan to make further guarantees and pledges as required and to further the best interests of the Company, the New Employment Agreement also provides that Mr. Guinan be entitled to receive, subject to shareholder approval, fully vested stock options having a term of 5 years and covering 2,500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The New Employment Agreement includes confidentiality and non-compete restrictions during the term of the New Employment Agreement and for a period of two years thereafter. Mr. Guinan may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of any provision of the New Employment Agreement, disability or death. Mr. Guinan is required to devote substantial business efforts to the Company. Mr. Guinan is also employed by TME and International Advance, Inc. and the

New Employment Agreement provides that Mr. Guinan's other business activities shall not conflict with the terms of the New Employment Agreement.

On May 26, 1994 Mr. Harrison and the Company entered into an Employment Agreement for a term ending on May 25, 1997 with annual extensions thereafter unless terminated by either party. Under the Employment Agreement Mr. Harrison receives a salary of 100,000 pounds sterling per year and is entitled to participate in executive benefit programs if and when put into effect by the Company. Mr. Harrison was also granted non-transferable options to purchase 800,000 shares of the Common Stock of the Company at an exercise price of $1.00 per share. Of such options 400,000 became exercisable on May 9, 1995 and the balance on May 9, 1996. The Employment Agreement includes confidentiality and non-compete restrictions during the term and for a period of two years thereafter. Mr. Harrison may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of the Employment Agreement, disability or death. On March 2, 1998 the Board of Directors granted Mr. Harrison, subject to shareholder approval, fully vested non-transferable 5 year share options to purchase 750,000 shares of the common stock of the Company at an exercise price of $1.00 per share.

Stock Option Plans

Effective May 2, 1994, the Company adopted the 1994 Stock Option Plan ("the 1994 Plan"). The 1994 Plan was established to attract and retain personnel of the highest calibre and to offer an incentive for officers and employees to promote the business of the Company. The 1994 Plan authorizes the granting of incentive stock options or non-qualified stock options to purchase the shares of common stock of the Company, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's common stock. Unless terminated earlier, the 1994 Plan expires on April 1, 2004. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, number of share options to be granted and the specific terms of each grant. Under the 1994 Plan, no stock option may be granted having an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1995 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides, commencing January 1, 1996, for the automatic granting to each non-employee director of the Company a stock option to purchase 10,000 shares of common stock of the Company on January 1 each year. In addition the Outside Directors Plan provided that Mr. Vittoria and another non-employee director (who has since resigned) would each receive an option to purchase an additional 20,000 shares in recognition of their services as directors prior to adoption of the Outside Directors Plan. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000 subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exercisable by the optionee for a period of five years from the date of the grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant.

As of January 4, 1999, 60,000 options have been granted under the Outside Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of January 4, 1999, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Additionally, unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Asia Pacific, Inc. 11 St. James's Square, London SW1Y 4LB, England.

              Number and Percentage of Shares of Common Stock Owned

Name and Address                      Notes    # of Shares Owned    Percentage Owned
FAI Overseas Investment Pty
77 Pacific Highway
Sydney, Australia 2059                  (2)            4,058,799               13.5%

C.E.C. Radbone
19 Calonne Road
Wimbledon, London, UK                   (3)            1,607,717               5.35%

Edward J. Guinan III            (4) to (10)            8,683,882               28.9%

Paul L. Harrison                       (11)            1,737,500                5.8%

Joseph V. Vittoria                 (12)(13)            1,756,969                5.8%

Carl Freyer                        (14)(15)              220,000                0.7%

All directors and officers
As a group (four persons)       (2) to (15)           12,398,351               41.2%

--------------------------------------------------------------------------------

(1)   Based on 20,364,316 shares of Common Stock outstanding on January 4, 1999.
(2) Includes 1,633,342 shares of Common Stock issuable upon exercise of warrants granted November 1998.
(3) Includes 277,193 shares of Common Stock issuable upon exercise of options granted April 19, 1997 as part of the Countdown acquisition.

(4) Includes 450,000 shares of Common Stock owned by Conestoga Partners II, Inc. ("Conestoga") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan Chief Executive Officer, President and Director of Conestoga and is beneficial owner 75% of the outstanding capital stock of Conestoga.
(5) Includes 800,000 shares of Common Stock placed in trusts set up for Mr. Guinan's children and certain other shares for which Mr Guinan disclaims beneficial ownership. Does not include 93,750 shares of Common Stock owned by Edward J Guinan Jr., Mr. Guinan's father, which Mr. Guinan disclaims beneficial ownership of.
(6) Includes 133,332 shares of Common Stock issuable upon exercise of warrants granted as part of the February 1998 Private Placement.
(7) Includes 3,050 shares of Common Stock owned by International Advance, Inc. ("IA") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling stockholder of IA.
(8) Includes 200,000 shares of Common Stock issuable upon exercise of warrants granted in May 1996 in relation to a Private Placement of shares in IA.
(9) Includes 2,500,000 shares of Common Stock issuable upon exercise of options granted in March 1998, subject to shareholder approval.
(10) Includes 750,000 shares of Common Stock issuable upon exercise of options granted to Mrs. Susan E Guinan, Mr. Guinan's wife, in March 1998, subject to shareholder approval.
(11) Includes 800,000 shares of Common Stock issuable on exercise of options granted in 1994 and 750,000 shares of Common Stock issuable on exercise of options granted, subject to shareholder approval, March 1998. Does not include 450,000 shares of Common Stock owned by Conestoga, of Mr. Harrison is a director and minority shareholder of which he disclaims beneficial ownership.
(12) Includes 60,000 shares of Common Stock issuable upon exercise of warrants granted under the 1995 Directors Stock Option Plan.
(13) Includes 138,596 shares of Common Stock issuable upon exercise of warrants granted in April 1997 in relation to the acquisition of Countdown, 167,873 shares of Common Stock issuable upon exercise of warrants granted as part of the August 1997 Private Placement and 250,000 shares of Common Stock issuable upon exercise of warrants granted in March 1998, subject to shareholder approval.
(14) Includes 20,000 shares of Common Stock issuable upon exercise of warrants granted under the 1995 Directors Stock Option Plan.
(15) Includes 200,000 shares of Common Stock issuable upon exercise of warrants granted to Caribbean Basin Capital Consultants, Inc ("CBCC"), which Mr. Freyer may be deemed to beneficially own. Mr. Freyer is a director, President, Chief Executive Officer and the controlling shareholder of CBCC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 1998 the Company was charged a management fee of $1,060,526 (1997:
$679,786) by TME in respect of the Company's share of corporate office expenses comprising salaries, professional fees, rent, travel and other corporate costs.

As of September 30, 1998 the Company owed $2,454,716 to Transmedia Europe, Inc. Such payable is non-interest bearing and is repayable on demand.

Messrs. Guinan, Harrison, Freyer and Vittoria are also directors of Transmedia Europe, Inc. See "Directors and Executive Officers of Registrant".

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and shareholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown Holdings Limited ("Countdown"). The loan, which bears interest at 12% per annum and is collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr. Vittoria. The loan is repayable on 60 days notice from Mr. Vittoria.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report.

(a)(1)  Financial Statements:

        Transmedia Asia Pacific, Inc.
        See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)  Financial Statement Schedules:

        I     Schedule of Valuation and Qualifying Accounts

        II. Consolidated Financial Statements for significant associate Countdown Holdings Limited

(a)(3)  Exhibits:

        (i) Lease Agreement dated September 23, 1998 between Cambooya Properties Pty Limited and Transmedia Australia

        (ii) Employment Agreement dated March 2, 1998 between Transmedia Asia Pacific, Inc. and Edward Guinan.

(b)     Reports on Form 8-K

        None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

         Report of BDO Stoy Hayward, Independent Auditors                     F1

         Consolidated Balance Sheets                                     F2 - F3
         September 30, 1998 and 1997

         Consolidated Statements of Operations                                F4
         for the years ended September 30, 1998, 1997 and 1996

         Consolidated Statements of Stockholders Equity                       F5
         for the years ended September 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows                                F6
         for the years ended September 30, 1998, 1997 and 1996

         Notes to the Consolidated Financial Statements                 F7 - F22

         Schedule II - Valuation and Qualifying Accounts                     F23
         And Reserves

                Report of BDO Stoy Hayward, Independent Auditors

The Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

We have audited the accompanying consolidated balance sheets of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended September 30, 1998 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses from operations during the years ended September 30, 1998, 1997 and 1996 and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and issuance of debt, and its ability to continue as a going concern is dependent on the Company's ability to continue to effect such sales of equity and issue of debt. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and schedule do not include any adjustments which might result from this uncertainty.

January 20, 1999

BDO Stoy Hayward
London, England

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                         September 30,   September 30,
                                                              1998            1997
                                                         -------------   -------------
ASSETS

Current assets

Cash and cash equivalents                                  1,504,921          13,104

Trade accounts receivable                                    446,193          56,563

Restaurant credits, (net of allowance for irrecoverable
credits of $ 48,033 at September 30, 1998 and of
$ 114,610 at September 30, 1997)                             195,548         301,815

Amounts due from related parties (Note 4)                    591,916         258,533

Prepaid expenses and other current assets                     26,394          18,784
                                                          ----------      ----------

Total current assets                                       2,764,972         648,799
                                                          ----------      ----------
Non current assets

Investment in affiliated companies (Note 5)                2,877,728       2,715,442

Office furniture and equipment, (net of accumulated
depreciation of $509,874 at September 30, 1998 and
$ 106,620 at September 30, 1997)                             240,269          94,250

Goodwill, (net of accumulated
Amortization of $204,897 at September 30, 1998 and
$ Nil at September 30, 1997) (Note 7)                      3,759,284              --

Other intangible assets, (net of accumulated
Amortization of $768,277 at September 30, 1998 and
$644,631 at September 30, 1997) (Note 6)                   1,073,297       1,196,943

Restricted cash and cash equivalents                         139,209              --

Other assets                                                 104,003         142,946

                                                          ----------      ----------
Total non current assets                                   8,193,790       4,149,581

                                                          ----------      ----------
TOTAL ASSETS                                              10,958,762       4,798,380
                                                          ----------      ----------

See accompanying summary of accounting policies and notes to financial statements

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                         September 30,   September 30,
                                                              1998            1997
                                                         -------------   -------------
LIABILITIES

Current liabilities

Trade accounts payable                                     538,708            267,232

Deferred membership fee income                             467,588            104,375

Accrued liabilities                                        990,672            330,908

Liability for  sign on fees (Note 7(a))                    296,500                 --

Amount due to related parties (Note 4)                   3,924,386          1,345,712

Notes payable (Note 8)                                   1,615,000                 --
                                                       -----------        -----------
Total current liabilities                                7,832,854          2,048,227
                                                       -----------        -----------

Minority interest                                          629,784                 --

STOCKHOLDERS' EQUITY

Preferred stock, $0.1 par  value per share
Authorized 5,000,000 shares; issued and outstanding:            --                 --

Common stock, $0.00001 par value per share
Authorized 95,000,000 shares, (19,521,316 issued
and outstanding at September 30, 1998
15,249,221 at September 30, 1997)                              196                153

Additional paid-in capital                              14,823,648          9,962,922

Cumulative foreign currency translation                   (211,268)           163,719
adjustment

Accumulated deficit                                    (12,116,452)        (7,376,641)
                                                       -----------        -----------
Total Stockholders' equity                               2,496,124          2,750,153
                                                       -----------        -----------

                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              10,958,762          4,798,380
                                                       -----------        -----------

See accompanying summary of accounting policies and notes to financial statements

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                            Year ended      Year ended      Year ended
                                                           September 30,   September 30,   September 30,
                                                               1998            1997             1996

Sales revenues                                             $  4,418,237    $  1,924,908    $  1,659,515
Membership fees                                                 241,506         204,454         230,961
Other                                                             7,813              --              --
                                                           ------------    ------------    ------------

Total revenues                                                4,667,556       2,129,362       1,890,476

Cost of revenues                                             (1,074,103)     (1,257,769)     (1,098,666)
                                                           ------------    ------------    ------------

Gross profit                                                  3,593,453         871,593         791,810

Selling, general and administrative expenses (Note 7(d))     (7,080,173)     (3,649,441)     (2,816,756)
                                                           ------------    ------------    ------------

Loss from operations                                         (3,486,720)     (2,777,848)     (2,024,946)

Share of losses of affiliated companies (Note 5)               (949,467)       (202,905)             --

Interest expense                                               (277,751)        (73,889)         (2,317)

Interest income                                                  19,249          24,197          21,005
                                                           ------------    ------------    ------------

Loss before income tax and minority interest                 (4,694,689)     (3,030,445)     (2,006,258)

Income taxes (Note 10)                                         (188,198)             --              --

Minority interest                                               143,076              --              --

                                                           ------------    ------------    ------------
Net loss                                                     (4,739,811)     (3,030,445)     (2,006,258)
                                                           ------------    ------------    ------------

Net loss per common and common equivalent share:
Basic                                                             (0.27)          (0.22)          (0.16)
Diluted                                                           (0.27)          (0.22)          (0.16)

Weighted average number of
Common shares outstanding, basic and diluted                 17,691,690      13,802,812      12,618,400

See accompanying summary of accounting policies and notes to financial statements

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                        Number of            Common       Additional         Cumulative
                                                      Common shares           stock     paid-in capital       currency
                                                                                                             translation
                                                                                                             adjustment
Balance, October 1, 1995                               12,469,590             $125        $6,235,758              $949

Issuance of common stock for cash                         892,857                9         1,249,991
Issue costs                                                                                  (15,000)
Net loss
Effect of foreign currency
translation                                                                                                     52,961
Compensation expense

                                                      ----------------------------------------------------------------
Balance, September  30, 1996                           13,362,447             $134        $7,470,749           $53,910

Issuance of common stock for cash                         556,250                6         1,112,494
Issue costs                                                                                  (15,000)
Issuance of common stock relating
to acquisition of Countdown                             1,330,524               13         1,222,819
Net loss
Effect of foreign currency
translation                                                                                                    109,809
Option re Countdown                                                                          171,860

                                                      ----------------------------------------------------------------
Balance, September 30, 1997                            15,249,221             $153        $9,962,922          $163,719

Issuance of common stock for cash                       3,447,095               35         3,934,560
Issuance of common stock relating
to acquisition of NHS                                     500,000                5           499,995
Issuance of common stock relating
to acquisition of Porkpine                                225,000                2           326,172
Issuance of common stock relating to failed               100,000                1            99,999
acquisition (Note 7(d))
Net loss
Effect of foreign currency
translation                                                                                                   (374,987)

                                                      ----------------------------------------------------------------
Balance, September 30, 1998                            19,521,316             $196       $14,823,648         $(211,268)
                                                      ----------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                       Accumulated         Unearned          Total
                                                         deficit         compensation
Balance, October 1, 1995                              $ (2,339,938)        $(212,250)   $   3,684,644

Issuance of common stock for cash                                                           1,250,000
Issue costs                                                                                   (15,000)
Net loss                                                (2,006,258)                        (2,006,258)
Effect of foreign currency
translation                                                                                    52,961
Compensation expense                                                         212,250          212,250

                                                      -----------------------------------------------
Balance, September  30, 1996                          $ (4,346,196)               --    $   3,178,597

Issuance of common stock for cash                                                           1,112,500
Issue costs                                                                                   (15,000)
Issuance of common stock relating
to acquisition of Countdown                                                                 1,222,832
Net loss                                                (3,030,445)                        (3,030,445)
Effect of foreign currency
translation                                                                                   109,809
Option re Countdown                                                                           171,860

                                                      -----------------------------------------------
Balance, September 30, 1997                           $ (7,376,641)               --    $   2,750,153

Issuance of common stock for cash                                                           3,934,595
Issuance of common stock relating
to acquisition of NHS                                                                         500,000
Issuance of common stock relating
to acquisition of Porkpine                                                                    326,174
Issuance of common stock relating to failed                                                   100,000
acquisition (Note 7(d))
Net loss                                                (4,739,811)                        (4,739,811)
Effect of foreign currency
translation                                                                                  (374,987)

                                                      -----------------------------------------------
Balance, September 30, 1998                           $(12,116,452)               --    $   2,496,124
                                                      -----------------------------------------------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                            Year ended      Year ended      Year ended
                                                           September 30,   September 30,   September 30,
                                                               1998            1997             1996

Cash flows from operating activities:
Net loss                                                   $ (4,739,811)   $ (3,030,445)   $ (2,006,258)

Adjustment to reconcile net loss
to net cash used in operating activities:
Depreciation                                                    113,342          38,195          35,539
Amortization of license and goodwill                            328,543         122,720         122,720
Write down of license to fair value                                  --         276,472              --
Provision for irrevocable restaurant credits                         --          (5,152)         79,344
Amortization of deferred compensation                                --              --         212,250
Write off of Hawaii option                                           --         150,000              --
Share of loss of affiliates                                     949,467         202,905              --
Accrued interest expense                                        250,412              --              --
Accrued sign-on fees                                            296,500              --              --
Reserve against non-trade receivable                            452,427              --              --
Minority interest                                               143,076              --              --
Changes in assets and liabilities:
Trade accounts payable                                         (288,932)         13,800         131,837
Accrued liabilities                                             (36,268)         80,556          (5,021)
Accounts receivable                                              36,324              --              --
Restaurant credits                                              106,267         340,145         (98,997)
Prepaid expenses and other current assets                      (153,876)         (9,956)        (60,299)
Deferred membership fees                                        160,291         (34,840)          5,066
Restricted cash and cash equivalents                           (139,209)             --              --
Due from /(to) related parties                                   (2,297)       (271,264)        663,930
                                                           ------------    ------------    ------------
Net cash used in operating activities                        (2,523,744)     (2,126,864)       (919,889)

Cash flows from investing activities:

Interest acquired in affiliates                                (570,623)     (1,209,655)             --
Net cash paid to acquire NHS                                 (1,702,559)             --              --
Net cash paid to acquire Breakaway                             (126,748)             --              --
Proceeds on disposal/(acquisition) of fixed assets              (37,318)          4,045         (29,861)
                                                           ------------    ------------    ------------
Net cash used in investing activities                        (2,437,248)     (1,205,610)        (29,861)

Cash flows from financing activities:
Net proceeds received from issuance
  of common stock                                             3,934,595       1,097,500       1,235,000
Loans from related parties re Countdown acquisition                  --       1.000,000              --
Bank credit line                                                     --         (40,051)        (86,097)
Proceeds from notes payable                                   1,615,000              --              --
                                                           ------------    ------------    ------------
Net cash provided by financing activities                     5,549,595       2,057,449       1,148,903

Effects of exchange rate changes on cash                       (112,197)        116,824          31,054

                                                           ------------    ------------    ------------
Net increase/(decrease) in cash and cash equivalents            476,407      (1,158,201)        230,207

Cash and cash equivalents at beginning of period                 13,104       1,171,305         941,098
Cash acquired as part of acquisitions                         1,015,410              --              --
Cash and cash equivalents at end of period                    1,504,921          13,104       1,171,305
                                                           ------------    ------------    ------------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest                                                              $73,494

Taxes paid                                                               $395

No amounts of cash were paid for interest or income taxes in 1997 or 1996

Supplemental Disclosures of Non-cash Investing and Financing Activities

(1) In April, 1997 the Company issued 1,330,524 shares of its common stock as part payment for its investment in Countdown Holdings Limited ("Countdown"). The Company paid a total of $2,682,487 for its investment in Countdown made up as follows:

Cash payment                                                        1,209,655
Issuance of 1,330,524 shares of Common Stock                        1,222,832
Loan Note in favor of TMNI International, Inc.                        250,000
                                                                   ----------
                                                                    2,682,487
                                                                   ----------

(2) In December, 1997 the Company issued 500,000 shares of its common stock as part payment for the acquisition by NHS Australia Pty Limited of the business of Nationwide Helpline Service Pty Limited. As at September 30, 1998 total acquisition costs were $ 2,202,559 made up as follows:

Cash payment                                                        1,702,559
Issuance of 500,000 shares of Common Stock                            500,000
                                                                   ----------
                                                                    2,202,559
                                                                   ----------

(3) In May, 1998 the Company issued 225,000 shares of its common stock as part payment for its investment in Porkpine Limited ("Porkpine"). The Company paid a total consideration of $869,797 for its investment in Porkpine made up as follows:

Cash payment                                                          570,623
Issuance of 225,000 shares of Common Stock                            326,174
                                                                   ----------
                                                                      896,797
                                                                   ----------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company

Transmedia Asia Pacific, Inc. ("the Company" or "TMAP") is a Delaware corporation which was organized in March 1994 and commenced operations in Sydney, Australia in November 1994. TMAP is a provider of member benefit programs.

On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned equally by the Company and Transmedia Europe, Inc. ("TME"), purchased 51% of the Common Stock of NHS Australia Pty Limited ("NHS"). On November 17, 1998 Transmedia Australia acquired the remaining 49% of NHS (Refer Note 7 "Acquisitions" for further details).

On May 14, 1998 the Company and TME purchased jointly 100% of the outstanding Common Stock of Porkpine Limited ("Porkpine").

On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited (" Transmedia Holdings"), a company owned equally by the Company and TME acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway").

As of September 30, 1998, the Company had the following holdings in its direct subsidiaries and affiliates:

Name                                                  Country of Incorporation       %  Owned
Transmedia Australia Pty Limited                      Australia                          100
Transmedia Australasia  Limited                       New Zealand                        100
Transmedia Australia Holdings Pty Limited             Australia                           50
Countdown Holdings Limited                            UK                                  50
Porkpine Limited                                      Channel Islands                     50
Transmedia Australia Travel Holdings Pty Limited      Australia                           50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise stated.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies

(a) Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and affiliates, including 50% held subsidiaries where effective control is exercised by the Company over the financial and operational decisions of the subsidiary. All significant intercompany transactions have been eliminated on consolidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its operations and business development plans (Refer Note 3).

(b) Restaurant credits

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

(c) Long-Lived assets

Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment write-down was necessary for fiscal 1998 (fiscal 1997 - $276,472; fiscal 1996 - $nil.).

(d) Other intangible assets

Other intangible assets consist primarily of the cost of the Transmedia License paid to TMNI International, Inc. (TMNI) in cash plus the fair value of Company shares granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and `know how' of the Transmedia business.

The license cost is being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994.

(e) Office furniture and equipment

Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives which are between 3 - 5 years.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies (continued)

(f) Goodwill

The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of fifteen years.

(g) Income taxes

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

A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will be realized.

(h) Revenue recognition

Revenues comprise:

(i) the retail value of food and beverage purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and the cardholders' membership fees,

(ii)  NHS membership fees paid by sponsoring corporations, and

(iii) Travel agency commissions earned by the Teletravel division of NHS and Breakaway.

Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. All other components of revenue, including NHS membership fees paid by sponsoring corporations for the provision of "helpline" services, are non-refundable and recognized as revenue when the related services have been performed.

(i) Unearned compensation

The Company recorded unearned compensation in fiscal 1996 for shares of restricted common stock issued in exchange for certain consultancy and financial advisory services. The restricted shares and the unearned compensation were recorded at the fair value of the shares at the date at which they were issued. Compensation expense was recorded on a periodic basis as the restriction on such shares expired.

(j) Cardholder bonuses

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies (continued)

(k) Foreign currencies

The reporting currency of the Company is the United States dollar. The Company's functional currencies are the Australian dollar, the UK pound sterling and the Irish punt. The Australian dollar is the functional currency of the Company's restaurant card business because it is the primary currency of the environment in which the business operates as an autonomous unit. All cash generated and expended by the restaurant card business is in Australian dollars. For the same reasons the functional currency of the Company's interest in Countdown is the UK pound sterling because that business is located, and primarily operates in, the United Kingdom. Similarly the functional currency of the Company's interest in Porkpine is the Irish punt because that business is located, and primarily operates in the Republic of Ireland.

For consolidation purposes, the assets and liabilities of overseas subsidiaries are translated at the closing exchange rates. Consolidated statements of income of such subsidiaries are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative currency translation adjustment account as a component of stockholders' equity.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year to September 30, 1998 the Company recorded an exchange loss of $80,017 (1997 loss of $ 176,575, 1996 loss of $221,038).

The average exchange rates during the years ended September 30, 1998, 1997 and 1996 and the exchange rates in effect at September 30, 1998 and 1997 were as follows:

                                     UK Pound         Australian         Irish
                                 Sterling (pound)       Dollar            Punt
Average exchange rates

Year ended September 30, 1998          1.6533           0.6470           1.4215
Year ended September 30, 1997          1.6200           0.7302              N/A
Year ended September 30, 1996          1.5600           0.7900              N/A

Closing exchange rate

September 30, 1998                     1.7000           0.5930           1.4995
September 30, 1997                     1.6125           0.7251           1.4545

(l) Cash equivalents

For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

(m) Advertising costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended September 30, 1998, 1997 and 1996 were $nil, $nil and $13,370 respectively. The Company has used direct response advertising in the past and may use such advertising in the future. However, the Company did not have costs related to direct response advertising campaigns during the years ended September 30, 1998, 1997 and 1996.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Significant accounting policies (continued)

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

(o) Financial instruments

Financial instruments held by the Company which include cash and cash equivalents, restricted cash, notes payable, restaurant credits and amounts due from/to related parties approximated fair value as of September 30, 1998 and 1997 due to either short maturity or terms similar to those available to similar companies in the open market.

(p) Recent accounting pronouncements not yet implemented

In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, Statement on Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information".

SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for the Company's financial statements for the fiscal year ending September 30, 1999.

SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This standard is effective for the Company's financial statements for the fiscal year ending September 30, 1999.

Both of these standards require comparative information to be restated. Results of operations and financial position will be unaffected by implementation of these new standards. Management does not expect the implementation of these new Standards to have a significant impact upon the financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 132 is effective for financial statements for the periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. This standard currently does not apply to the Company.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3. Going Concern

The financial statements record a loss for the year ended September 30,1998 of $ 4,739,811, which, when taken with the previous years' results, result in an accumulated deficit of $ 12,116,452 at September 30, 1998.

The Company has been able to fund this deficit and complete its acquisitions through the sale of equity securities and issuance of debt (Refer Note 8 "Notes Payable" and Note 9 "Stockholders Equity" for further details). Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company is likely to require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available to the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding.

Note 4. Related party transactions

Amounts due from/(to) related parties consist of the following:

                                          September 30,    September 30,
                                               1998             1997
Amounts due from

Transmedia Europe, Inc.                     $       --       $  190,124
Transmedia UK                                  383,507               --
International Advance                          140,000               --
Conestoga Partners Inc.                         26,260           26,260
Paul Harrison                                   42,149           42,149
                                            ----------       ----------
                                            $  591,916       $  258,533
                                            ----------       ----------
Amounts due to

J.V. Vittoria                               $1,182,137       $1,061,479
TMNI                                           287,533          284,233
Transmedia Europe, Inc.                      2,454,716               --
                                            ----------       ----------
                                            $3,924,386       $1,345,712
                                            ----------       ----------

Loans to related parties are unsecured non-interest bearing and repayable upon demand except as noted below.

During fiscal 1997 the Company entered into an agreement with Mr J Vittoria, a director and shareholder of the Company, whereby Mr Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum and is collateralized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr Vittoria. The loan is repayable on 60 days notice from Mr Vittoria.

The Company and TME issued a joint promissory note together in the principal amount of $500,000 to TMNI for which the liability has been split between the two companies equally. The promissory note was payable on April 2, 1998, bears interest at the rate of 10% per annum, and is convertible at the holder's option into common stock of each issuer at the rate of $1.20 per share. To date this promissory note has not been repaid or converted.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4. Related party transactions (continued)

During the year ended September 30, 1998, the Company was charged a corporate management fee of $1,060,526 (1997: $679,786, 1996: $362,793) from TME in respect of the Company's share of the head office expenses, comprising salaries, rent, travel and other associated office and professional costs.

Note 5. Investment in Affiliated Companies

Investments in affiliated companies comprise the Company's interests in Countdown and Porkpine, which are made up as follows:

                                              September 30,  September 30,
                                                   1998           1997
Countdown

Cost of investment                              $ 2,682,487    $ 2,682,487
Cost of option                                      171,860        171,860
Share of profits/(losses)
- Year ended September 30, 1997                    (202,905)      (202,905)
- Year ended September 30, 1998                    (651,311)            --
Amortization of goodwill on investment             (215,204)            --
Amounts due from/(to) Countdown                     278,956         64,000
                                                -----------    -----------

                                                $ 2,063,883    $ 2,715,442
                                                ===========    ===========
Porkpine

Cost of investment                              $   896,797    $        --
Amortization of goodwill on investment              (22,063)            --
Share of profits/(losses)
- From acquisition date to September 30, 1998       (60,889)            --
                                                -----------    -----------

                                                $   813,845    $        --
                                                ===========    ===========

Countdown Summary Financial Information

                                              September 30,  September 30,
                                                   1998           1997

Current Assets                                  $   962,458    $   903,210

Non Current Assets
Office furniture and equipment                      169,833        502,097
Intangible Assets                                   155,360        458,172
                                                --------------------------
                                                    325,193        960,269

Current Liabilities                               2,184,672      2,770,455

Non Current Liabilities                           1,446,530         45,442
                                                --------------------------

Net assets                                       (2,343,551)      (952,418)
                                                --------------------------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 5. Investment in Affiliated Companies (continued)

Stockholders Equity
Common Stock                                        800,000        800,000
Accumulated losses                               (3,143,551)    (1,752,418)
                                                --------------------------
                                                 (2,343,551)      (952,418)
                                                ==========================

Sales                                             7,186,569      7,670,478
                                                -----------    -----------

Operating loss                                    1,269,809        976,386
                                                -----------    -----------

Net loss                                          1,302,126      1,049,001
                                                -----------    -----------

Note 6. Intangible assets

                                              September 30,  September 30,
                                                   1998           1997

Formation expenses                              $       784    $       784
Transmedia License                                1,840,790      1,840,790
                                                --------------------------
                                                  1,841,574      1,841,574
Less: Accumulated amortization                     (768,277)      (644,631)
                                                --------------------------
                                                $ 1,073,297    $ 1,196,943
                                                ==========================

Note 7. Acquisitions

(a) NHS Acquisition

On December 2, 1997, Transmedia Australia, a company owned equally by the Company and TME but controlled by the Company, purchased 51% of the common stock of NHS, a newly incorporated company. NHS purchased the net assets and business of Nationwide Helpline Services Pty Limited ("Nationwide"). Nationwide was an Australian provider of telephone helpline services and other member benefit programs. The total consideration paid by Transmedia Australia for its 51% interest in the equity of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2, 1997). Transmedia Australia also exercised their right to purchase the balance of the equity of NHS for Aus$2,500,000 payable on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998 by paying interest at 5% per annum. Transmedia Australia exercised the extension right. In addition the Company and TME agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide. On October 21, 1998 the Company and TME reached agreement to reduce these sign-on fees by Aus$1,000,000.

On November 17, 1998 the Company acquired the remaining 49% and settled the Balance Obligation. The Company and TME also paid the reduced sign-on fees on that date.

The total revised sign-on fees of Aus$3,000,000 (approximately $1,940,000) have been charged as compensation expense equally in the statements of operations of the Company and TME for the year ended September 30, 1998.

The acquisition was accounted for as a purchase and the excess purchase price attributable to goodwill was $3,905,384.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7. Acquisitions (continued)

The following unaudited pro forma information combines the consolidated results of the Company and NHS as if the acquisition had occurred at October 1, 1997 and October 1, 1996, after giving effect to certain adjustments including the amortization of excess cost over the net assets acquired and to eliminate the effect of intercompany transactions.

                                 Year ended        Year ended
                                Sept 30,1998      Sept 30,1997

Revenues                         $ 5,170,740      $ 5,001,467

Costs and Expenses                (9,961,635)      (8,165,628)

Net Loss                          (4,790,895)      (3,164,161)

Basic Earnings per share               (0.27)           (0.23)

Diluted Earnings per share             (0.27)           (0.23)

(b) Breakaway acquisition

On May 22, 1998, the Company acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway"). The total consideration paid was Aus$375,000 (approximately $230,000) plus acquisition costs of $16,000. Such consideration was paid equally by the Company and TME in cash.

Goodwill arising on acquisition amounted to $58,797.

(c) Porkpine acquisition

On May 14, 1998 the Company and TME purchased 100% of the outstanding common stock of Porkpine Limited ("Porkpine"). The consideration paid totaled 1,060,000 pounds sterling ($1,749,000 approximately) subject to an adjustment such that the purchase price equals net assets as at May 14, 1998. No goodwill therefore arose on acquisition.

(d) Acquisitions - other

The Company incurred costs of $362,000 and issued 100,000 shares of common stock with a market price of $1.00 at the date of issue in connection with a failed acquisition. These costs have been included in selling, general and administrative expenses in the statement of operations.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 8. Notes payable

On April 29, 1998 the Company engaged in a private placement of debt securities (the "April Loan Notes"). The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $425,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $340,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory notes received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001 and are not considered to have any value.

See also Note 16 "Subsequent Events"

Note 9. Stockholders' equity

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

See also Note 16 "Subsequent Events"

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10. Income taxes

Income taxes reflected in the accompanying consolidated statements of operations differed from the amounts computed by applying the average foreign federal tax rate of 36 % to loss before taxes as a result of the following:

                                                             Year ended      Year ended      Year ended
                                                          September 30,   September 30,   September 30,
                                                                   1998            1997            1996

Computed 'expected' foreign tax benefit                    $ (1,121,895)   $   (707,000)   $   (682,000)
State taxes                                                          --              --           8,000
Change in valuation allowance  against
deferred tax assets                                           1,036,272         683,000         646,000
Disallowable expenses                                           212,821
Other                                                            61,000          24,000          28,000
                                                           ------------    ------------    ------------
Income tax expense                                         $    188,198    $         --    $         --
                                                           ============    ============    ============

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carry forwards                          $  3,062,272    $  1,999,000    $  1,306,000
Pre operating costs capitalized for
 tax purposes                                                        --          27,000          37,000
                                                           ------------    ------------    ------------

Total                                                         3,062,272       2,026,000       1,343,000
Less valuation allowance                                     (3,062,272)     (2,026,000)     (1,343,000)
                                                           ------------    ------------    ------------

Net deferred tax assets                                    $         --    $         --    $         --
                                                           ============    ============    ============

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11. Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" issued in February 1997. The new pronouncement is effective for periods ending after December 15, 1997, and requires restatement of prior periods. Assumed exercise of warrants are not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share does not differ for any period presented.

The following table summarizes securities that were outstanding at September 30, 1998, 1997 and 1996, but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                   Sept 30, 1998   Sept 30, 1997   Sept 30, 1996

Stock options and warrants             3,952,145       2,038,825       1,437,619

Note 12. Leases

The Company leases certain office space under lease agreements.

Future minimum lease payments under non-cancelable operating leases as of September 30, 1998, are as follows:

Year ending September 30, 1999                        $180,299
Year ending September 30, 2000                         210,122
Year ending September 30, 2001                         276,017
Year ending September 30, 2002                         276,017
Year ending September 30, 2003                         276,017
Thereafter                                             260,955

The amount charged to the consolidated statement of operations for rent expense in the year ended September 30,1998 was $ 218,264 (1997: $42,465, 1996: $44,641)

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Stock Options and Warrants

Under the Company's 1994 stock option and rights plan (the `Plan'), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. The Plan provides that the stock option committee of the board of directors may grant stock options or stock appreciation rights with respect to a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

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

In April 1997, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown as part of the consideration given for the 50% purchase of Countdown. In addition, the Company issued warrants to purchase 138,596 shares of Common Stock at an exercise price of $1.13 per share, with an expiration of April 2002.

Stock option and warrant activity during the periods indicated is as follows:

                                               Weighted                 Weighted
                                     Options    Average     Warrants    Average
                                    Number of  Exercise    Number of    Exercise
                                      Shares    Price        Shares      Price

Balance at September 30, 1995         800,000    $1.00       200,000     $1.50
Granted                                40,000     1.78       297,619      1.40
Exercised                                  --       --       100,000      2.50
                                    ---------              ---------

Balance at September 30, 1996         840,000     1.04       597,619      1.62
Granted                               287,193     0.90       324,013      1.57
Cancelled                             (10,000)   (1.78)           --        --
                                    ---------              ---------

Balance at September 30, 1997       1,117,193     1.00       921,632      1.62
Granted                               120,000     1.00     1,793,320      1.20
                                    ---------              ---------
Balance at September 30, 1998       1,237,193     1.00     2,714,952      1.35

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Stock Options and Warrants (continued)

The range of exercise prices for the options is $0.90 to $1.78. The range of exercise prices for the warrants is $1.00 to $2.00. All the options and warrants shown as at September 30, 1998 and 1997 were exercisable at that date.

The Company applies APB Opinion No.25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its employee stock options and warrants in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and warrants under SFAS No.123, the Company's net losses would have been increased to the pro forma amounts indicated below:

                                        1998             1997             1996

Net Loss - As reported         $  (4,739,811)   $  (3,030,445)   $  (2,006,258)
          - Pro forma          $  (5,064,663)   $  (3,044,470)   $  (2,018,298)

Loss per share - As reported
Basic                          $       (0.27)   $       (0.22)   $       (0.16)
Diluted                        $       (0.27)   $       (0.22)   $       (0.16)

Loss per share - Pro forma
Basic                          $       (0.27)   $       (0.22)   $       (0.16)
Diluted                        $       (0.27)   $       (0.22)   $       (0.16)

In arriving at such pro-forma amounts the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 1998, 1997, and 1996 respectively: no dividends paid for all years; expected volatility of 40%; a risk free interest rate of 6.7% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 1998, 1997 and 1996 were $ 1.05, $0.74 and $0.33 respectively.

Note 14. Business and credit concentrations

The Company's customers are primarily located in Australia and New Zealand. One corporate customer accounted for 17 % of sales revenue for the year ended September 30, 1998.

No single restaurant credit receivable was greater than 10% of the Company's total restaurant credit receivable balance at September 30, 1998.

One corporate client of the Company's affiliate, Countdown, accounted for approximately 20% of revenues for the year ended September 30, 1998.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 15. Commitments and Contingencies

Legal proceedings

In the opinion of management there are no claims or lawsuits pending against the Company.

Note 16. Subsequent Events

(a) Acquisition of the remaining 49% interest in NHS

On November 17, 1998 the Company acquired the remaining 49% of NHS (Refer Note 7 "Acquisitions" for further details).

(b) November Loan Note

On November 17, 1998 the Company entered into a "1 Year Secured Promissory Note" in the principal sum of $3.4 million executed with FAI General Insurance, a shareholder of the Company and TME. Interest on the Promissory Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Promissory
Note is secured by a charge over Transmedia Australia and is guaranteed by TME. The promissory note is repayable on 16 November 1999. In addition the promissory note holders received a three year warrant to purchase 1,000,000 shares in the Company as $1.00 and the Company agreed to exchange warrants to purchase 633,342 shares, exercisable at prices between $1.00 and $1.40, for a warrant to purchase 633,342 shares at $1.00. The fair value of these warrants, using the Black Scholes valuation method, will be charged as interest expense over the life of the notes.

(c) April Loan Notes

As referred to in Note 15, certain of the April Loan Notes have not been repaid on their due date and legal proceedings have been undertaken against the Company to recover both the principal and accrued interest due.

(d) Equity Private Placement

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 843,333 shares of common stock at $0.75 per share resulting in net proceeds to the company of $632,500.

Transmedia Asia Pacific, Inc.
Schedule II
Valuation and Qualifying Accounts
For the Years ended September 30, 1998, 1997 and 1996

Column A                                   Column B                    Column C                   Column D         Column E
                                                                       Additions                 Deductions       Balance at
Description                               Balance at         Charged to         Acquisition      (describe)         End of
                                         Beginning of    Costs and Expenses   of Subsidiaries                       Period
                                            Period
Allowance for Irrecoverable
Restaurant Credits

                                  1996      40,418            79,344                                                119,762
                                  1997     119,762                                                 (5,152)(1)       114,610
                                  1998     114,610                                                (66,577)(2)       48,033

(1) Release of provision no longer required.

(2) The deduction of $66,577 relates to the write-off of certain irrecoverable credits totaling $63,334 and an adjustment of $3,244 to adjust the provision to the requirements as of September 30, 1998.

                                                                     Schedule II

COUNTDOWN HOLDINGS LIMITED

Report of the auditors

--------------------------------------------------------------------------------

To the shareholders of Countdown Holdings Limited

      We have audited the accompanying consolidated balance sheets of Countdown Holdings Limited and subsidiaries as of 30 September 1998 and 30 September 1997 and consolidated profit and loss account for the two years ended 30 September 1998.

      Respective responsibilities of directors and auditors

      The company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

      Basis of opinion

      We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom which do not differ in any material respect from auditing standards generally accepted in the United States of America. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

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

      Fundamental uncertainty

      In forming our opinion, we have considered the adequacy of the disclosures made in note 1 to the financial statements concerning the substantial doubt about the ability of the major shareholders Transmedia Europe Inc and Transmedia Asia Pacific Inc to continue to provide financial support. Our opinion is not qualified in this respect.

      Opinion

      In our opinion the financial statements give a true and fair view of the state of affairs of the company and its subsidiaries as at 30 September 1998 and 30 September 1997 and of its result for the two years ended 30 September 1998 in conformity with generally accepted accounting principles.

      BDO STOY HAYWARD
      Chartered Accountants
        and Registered Auditors
      London

      January 20, 1999

COUNTDOWN HOLDINGS LIMITED

Consolidated profit and loss account for the year ended 30 September 1998

--------------------------------------------------------------------------------

                                               Note      1998           1997
                                                        (pound)        (pound)

Turnover                                               4,346,437      4,734,863

Cost of sales                                          2,325,444      2,960,839
                                                      ----------     ----------

Gross profit                                           2,020,993      1,774,024

Net operating expenses                                 2,789,404      2,376,732
                                                      ----------     ----------

Operating loss                                          (768,411)      (602,708)

Interest receivable                                        2,259             --
Interest payable and similar charges                      21,806         53,232
                                                      ----------     ----------

Loss on ordinary activities before taxation      2      (787,958)      (655,940)

Tax on loss on ordinary activities               3            --          8,408
                                                      ----------     ----------

Loss for the year                               14      (787,958)      (647,532)
                                                      ----------     ----------

All amounts relate to continuing activities.

All recognised gains and losses are included in the profit and loss account.

The loss for the year represents the movement in shareholders' funds.

The notes on pages 5 to 13 form part of these financial statements.

COUNTDOWN HOLDINGS LIMITED

Consolidated balance sheet at 30 September 1998

--------------------------------------------------------------------------------

                                                   Note                 1998                             1997
                                                              (pound)          (pound)          (pound)         (pound)
Fixed assets
  Intangible assets                                 4                            91,383                         284,138
  Tangible assets                                   5                            99,896                         311,378
                                                                             ----------                        --------
                                                                                191,279                         595,516
Current assets
  Stocks                                            6           90,399                          129,950
  Debtors                                           7          441,225                          403,518
  Cash at bank and in hand                                      34,494                           26,663
                                                            ----------                        ----------
                                                               566,118                           560,131
Creditors: amounts falling due
 within one year                                    8        1,283,654                         1,719,602
                                                            ----------                        ----------
Net current liabilities                                                        (717,536)                     (1,159,471)
                                                                             ----------                        --------

Total assets less current liabilities                                          (526,257)                       (563,955)

Creditors: amounts falling due
 after more than one year                           9                          (852,347)                        (26,691)
                                                                             ----------                        --------

                                                                             (1,378,604)                       (590,646)
                                                                             ==========                        ========
Capital and reserves
  Called up share capital                          13                           500,000                         500,000
  Profit and loss account                                                    (1,878,604)                     (1,090,646)
                                                                             ----------                        --------

Shareholders' funds - equity                       14                        (1,378,604)                       (590,646)
                                                                             ==========                        ========

The financial statements were approved by the Board on

P Harrison
Director

The notes on pages 5 to 13 form part of these financial statements.

COUNTDOWN HOLDINGS LIMITED

Statements of cash flows

--------------------------------------------------------------------------------

                                                             1998         1997
                                                           (pound)      (pound)
Cash flows from operating activities
  Net loss                                                (787,958)    (647,532)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortisation charges                  228,555      290,494
    Income taxes receivable                                     --       28,763
    Profit on sale of plant and equipment                   21,020      (11,447)

Net changes in operating assets and liabilities
    Increase in payables                                  (239,572)     215,004
    Decrease in receivables                                (37,707)     106,115
    Decrease in inventories                                 39,551        8,225
    Other, net                                                  --           --
                                                          --------     --------

Net cash used in operating activities                     (776,111)     (10,378)
                                                          --------     --------
Cash flows from investing activities
    Additions to plant and equipment                       (24,849)     (59,954)
    Proceeds from disposition of plant and equipment       179,511       15,096
                                                          --------     --------

Net cash provided by/(used in) investing activities        154,662      (44,858)
                                                          --------     --------
Cash flows from financing activities
    Loans from parent companies and group company          822,719           --
    Finance lease repayments                               (31,453)     (19,703)
                                                          --------     --------

Net cash provided by/(used in) financing activities        791,266      (19,703)
                                                          --------     --------

Net increase/(decrease) in cash and cash equivalents       169,817      (74,939)

Cash and cash equivalents at beginning of year            (412,920)    (337,981)
                                                          --------     --------

Cash and cash equivalents at end of year                  (243,103)    (412,920)
                                                          ========     ========

Supplemented disclosure of cash flow information
    Interest paid during the year                           21,806       48,091
    Interest received during year                           (2,259)          --
    Income taxes received during the year                       --      (37,171)
                                                          ========     ========

The notes on pages 5 to 13 form part of these financial statements.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998

--------------------------------------------------------------------------------

1     Accounting policies

      The financial statements have been prepared under the historical cost convention and are in accordance with applicable accounting standards which do not differ significantly from accounting principles used in the United States of America. The following principal accounting policies have been applied:

      Basis of accounting - going concern

            The group sustained a net loss for the year as well as for the two preceding years, and as a consequence, net assets have been depleted. Furthermore, the group had net current liabilities at the balance sheet date.

            The financial statements have been prepared on the going concern basis which assumes that the company will continue in operational existence for the foreseeable future.

            The validity of this assumption depends upon the financial support of Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc. Both companies in turn have recorded losses for the year and their ability to remain as a going concern is dependant upon their ability to obtain additional external financing. The directors remain confident, based upon the history of Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc. in obtaining additional finance either by issue of shares or raising of external debt, that sufficient funds will be made available to the company. However, inherently, there can be no certainty in relation to the raising of future finance.

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

            Membership fees are recognised as revenue in equal monthly instalments over the membership year.

      Long-lived assets

            Long-lived assets, such as property, plant and equipment and intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment write-down was recorded for the year ended 30 September 1998 (year ended 30 September 1997 - (pound)206,220).

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

1     Accounting policies (Continued)

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

      Stocks

            Stocks are valued at the lower of cost and net realisable value.

      Deferred taxation

            Provision is made for timing differences between the treatment of certain items for taxation and accounting purposes, to the extent that it is probable that a liability or asset will crystallise.

      Leased assets

            Where assets are financed by leasing agreements that give rights approximating to ownership ('finance leases'), the assets are treated as if they had been purchased outright. The amount capitalised is the present value of the minimum lease payments payable during the lease term. The corresponding leasing commitments are shown as amounts payable to the lessor. Depreciation on the relevant assets is charged to the profit and loss account.

            Lease payments are analysed between capital and interest components so that the interest element of the payment is charged to the profit and loss account over the year of the lease and represents a constant proportion of the balance of capital repayments outstanding. The capital part reduces the amounts payable to the lessor. All other leases are treated as operating leases. Their annual rentals are charged to the profit and loss account on a straight-line basis over the term of the lease.

      Pension costs

            Contributions to the company's defined contribution pension scheme are charged to the profit and loss account in the year in which they become payable.

      Goodwill

            Goodwill arising on consolidation is shown in the balance sheet under intangible assets and is amortised on a straight line basis over its expected economic life of 20 years.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

1     Accounting policies (Continued)

      Investments

            Fixed asset investments are stated at cost less provision for any permanent diminution in value.

      Basis of consolidation

            The group financial statements consolidate the financial statements of the company and all its subsidiaries made up to 30 September 1998 using the acquisition method of accounting.

      Foreign currencies

            Assets and liabilities expressed in foreign currencies are translated into sterling at the rate of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into sterling at the rate of exchange ruling at the date of the transaction. Exchange differences are taken into account in arriving at the operating profit.

2     Loss before taxation

                                                              1998        1997
                                                            (pound)     (pound)

      The operating loss is stated after charging/(crediting):

        Amortisation of goodwill                            192,755      14,970
        Depreciation of tangible assets: Owned               25,526     266,044
                                         Leased              10,274       9,480
        Auditors' remuneration: Audit fee                    42,988      21,630
                                Non-audit fee                12,000       5,144
        Loss/(profit) on disposal of fixed assets            21,020     (11,447)
                                                            =======    ========

3     Taxation

      The tax credit/(charge) on loss on ordinary activities for the year was as follows:

        Corporation tax at 31% (1997 - 33%)                      --       2,087
        Overseas taxation                                        --       6,321
                                                            -------    --------

                                                                 --       8,408
                                                            =======    ========

      Tax losses carried forward at 30 September 1998 amounted to (pound)687,000 (1997 - (pound)477,658). A full valuation provision has been made against these due to uncertainties.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

4     Intangible fixed assets

                                                                 Goodwill on
                                                                consolidation
                                                                   (pound)
      Group

        Cost

          At 1 September 1997
           and at 30 September 1998                                324,350
                                                                   -------

        Amortisation

          At 1 September 1997                                       40,212
          Charge for year                                          192,755
                                                                   -------

          At 30 September 1998                                     232,967
                                                                   -------

        Net book value

          At 30 September 1998                                      91,383
                                                                   =======

          At 31 August 1997                                        284,138
                                                                   =======

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

5     Tangible fixed assets

                                                                   Short
                                                Freehold         leasehold         Plant and
                                               buildings          property         equipment            Total
                                                (pound)           (pound)           (pound)            (pound)
      Group

        Cost

          At 1 September 1997                    257,612            46,406           987,421           1,291,439
          Additions                                   --                --            24,849              24,849
          Disposals                             (257,612)          (46,406)         (186,373)           (490,391)
                                                --------          --------          --------          ----------

          At 30 September 1998                        --                --           825,897             825,897
                                                --------          --------          --------          ----------

        Depreciation

          At 1 September 1997                    107,612            46,406           826,043             980,061
          On disposals                                --                --            35,800              35,800
          Charge for the year                   (107,612)          (46,406)         (135,842)           (289,860)
                                                --------          --------          --------          ----------

          At 30 September 1998                        --                --                --             726,001
                                                --------          --------          --------          ----------

        Net book value

          At 30 September 1998 - Owned                --                --            79,359              79,359
                               - Leased               --                --            20,537              20,537
                                                --------          --------          --------          ----------

                                                      --                --            99,896              99,896
                                                ========          ========          ========          ==========

          At 30 September 1997 - Owned           150,000                --           125,843             275,843
                               - Leased               --                --            35,535              35,535
                                                --------          --------          --------          ----------

                                                 150,000                --           161,378             311,378
                                                ========          ========          ========          ==========

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

6     Stocks

                                                          1998            1997
                                                        (pound)         (pound)
      Group

        Cards and books                                  76,342          77,563
        Store discount vouchers                          14,057          52,387
                                                      ---------       ---------

                                                         90,399         129,950
                                                      =========       =========

7   Debtors

      Trade debtors                                     383,987         284,174
      Other debtors                                      37,205          40,867
      Prepayments and accrued income                     20,033          78,477
                                                      ---------       ---------

                                                        441,225         403,518
                                                      =========       =========

      The amounts above fall due for payment in less than one year.

8     Creditors: amounts falling due within one year

      Bank loan and overdrafts (note 10)                277,597         439,583
      Trade creditors                                   541,427         707,752
      Amounts owed to associated companies                   --          28,181
      Obligations under finance leases and
        hire purchase agreements (note 11)               16,552          22,761
      Social security and PAYE                           58,784          34,116
      Other creditors and accruals                      389,294         487,209
                                                      ---------       ---------

                                                      1,283,654       1,719,602
                                                      =========       =========

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

9     Creditors: amounts falling due after more than one year

                                                          1998            1997
                                                        (pound)         (pound)

      Obligations under finance leases
        and hire purchase agreements (note 11)            1,447          26,691
      Amounts owed to parent companies                  486,209              --
      Amount owed to associated company                 364,691              --
                                                      ---------       ---------

                                                        852,347          26,691
                                                      =========       =========

10    Bank loans and overdrafts

      The aggregate amount of bank loans and
        overdrafts is as follows:

      Falling due within one year:
        Bank overdraft                                  277,597         340,265
        Bank loan                                            --          99,318
                                                      ---------       ---------

                                                        277,597         439,583
                                                      =========       =========

      The bank loan is secured by a fixed charge over the freehold property. The bank overdraft is secured by a fixed charge over the book debts and a floating charge on the other assets of the group.

11    Obligations under finance leases

                                                          1998            1997
                                                        (pound)         (pound)

      The finance lease payments are as follows:

        Under one year                                   18,166          27,570
        In the second to fifth year inclusive             1,447          28,982
                                                      ---------       ---------

                                                         19,613          56,552
        Less: Amount representing future
          finance charges                                (1,614)         (7,100)
                                                      ---------       ---------

                                                         17,999          49,452
                                                      =========       =========

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

12    Leases

      The group leases contain office space under lease agreements.

      Future minimum lease payments under non-cancellable operating leases as of 30 September 1998 were:

                                                                        (pound)

        Year ending 30 September 1999                                   100,000
                                 2000                                   100,000
                                 2001                                   100,000
                                 2002                                   100,000
                                 2003                                   100,000
        Thereafter                                                      100,000
                                                                        =======

      The amount charged in the profit and loss account for the year was (pound) 100,000.

13    Called up share capital

                                                               1998       1997
                                                             (pound)    (pound)

        Authorised, issued, called up and fully paid
          500,000 Ordinary shares of(pound)1 each            500,000    500,000
                                                             =======    =======

14    Reconciliation of shareholders' funds                             (pound)

        Shareholders funds
          At 1 October 1997                                            (590,646)
          Loss for the year                                            (787,958)
                                                                      ---------

          At 30 September 1998                                        1,378,604
                                                                      =========

15    Related party transactions

      A subsidiary company has acquired a twenty year lease in respect of a property from The Countdown plc Self-administered Scheme. The director, Mr C E C Radbone, is the only member of this pension scheme. The current rent is (pound)100,000 per annum.

COUNTDOWN HOLDINGS LIMITED

Notes forming part of the financial statements for the year ended 30 September 1998 (Continued)

--------------------------------------------------------------------------------

16    Pension commitments

      The group operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the company. The cost of the contributions to the scheme are charged to the profit and loss account in the year in which they fall due. There were no amounts due at the balance sheet date (1997 - Nil).

17    Ultimate holding company

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

                                                 Countdown Holdings Limited

                                                 Report and Financial Statements

                                                 Year ended

                                                 30 September 1998

                                                 ABC
                                                 BDO Stoy Hayward

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                             TRANSMEDIA ASIA PACIFIC, INC.
                             (Registrant)

Date: January 20, 1999       /s/ Edward J. Guinan III
                             --------------------------------------------
                             Edward J. Guinan III
                             Chairman, Chief Executive Officer and
                             Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 20, 1999       /s/ Edward J. Guinan III
                             ---------------------------------------------
                             Edward J. Guinan III
                             Chairman, Chief Executive Officer and Director
                             Principal Executive Officer

Date: January 20, 1999       /s/ Paul L. Harrison
                             ---------------------------------------------
                             Paul L. Harrison
                             President, Secretary and Director
                             Principal Accounting Officer

Date: January 20, 1999       /s/ Carl Freyer
                             ---------------------------------------------
                             Carl Freyer
                             Director

Date: January 20, 1999       /s/ Joseph Vittoria
                             ---------------------------------------------
                             Joseph Vittoria
                             Director