Form 10-Q
period 1998-12-31
TRANSMEDIA ASIA PACIFIC INC
filed 1999-02-19
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        13-3760219
-------------------------------                    -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation of organization)                        Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-171-930-0706
                            ------------------------
                             (Registrant's telephone
                           number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                    Yes  |x|             No  |_|

          21,063,982 Shares, $.00001 par value, as of February 17, 1999 (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                   December 31,    September 30,
                                                           1998             1998
                                                    (Unaudited)        (Audited)
                                                    -----------      -----------
Assets

Current assets

Cash and cash equivalents                           $ 1,171,746        1,504,921

Trade accounts receivable                               267,624          446,193

Restaurant credits (net of allowance for
irrecoverable credits of  $ 54,721 at
December 31, 1998 and of $ 48,033 at
September 30, 1998)                                     208,886          195,548

Amounts due from related parties (note 15)              782,764          591,916

Prepaid expenses and other current assets               118,271           26,394
                                                    -----------      -----------

Total current assets                                  2,549,291        2,764,972
                                                    -----------      -----------

Non current assets

Investment in affiliated company (Note 9)             3,043,408        2,877,728

Property and equipment, (net of accumulated
depreciation  of  $ 519,057 at December 31, 1998
and $106,260 at September 30, 1998)                     239,058          240,269

Goodwill, (net of accumulated
amortization of  $ 335,615 at December 31, 1998
and $ 204,897 at September 30, 1998)(note 11)         4,311,365        3,759,284


Intangible and other assets, (net of accumulated
amortization of  $797, 885 at December 31, 1998
and $ 768,277 at September 30, 1998)(note 10)         1,043,689        1,073,297

Restricted cash and cash equivalents                    217,489          139,209

Other assets                                             64,089          104,003

                                                    -----------      -----------
Total non-current assets                              8,919,098        8,193,790
                                                    -----------      -----------

TOTAL ASSETS                                        $11,468,389      $10,958,762
                                                    ===========      ===========

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                December 31,      September 30,
                                                        1998               1998
                                                 (Unaudited)          (Audited)
                                                ------------       ------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities

Trade accounts payable                          $    678,783       $    538,708
Deferred membership fee income                       335,719            467,588
Accrued liabilities                                  803,324            990,672
Liability for sign on fees                                 0            296,500
Amount due to related parties (note 15)            2,622,511          3,924,386
Notes payable                                      4,855,672          1,615,000
                                                ------------       ------------

Total Current Liabilities                          9,296,009          7,832,854
                                                ------------       ------------

Minority interest                                   (189,895)           629,784

Stockholders' equity

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares;
(20,363,982 issued and outstanding at
December 31, 1998 and 19,521,316 at
September 30, 1998)                                      204                196

Additional paid in capital                        15,455,717         14,823,648

Cumulative foreign currency translation                8,255           (211,268)
adjustment

Accumulated deficit                              (13,101,901)       (12,116,452)

                                                ------------       ------------
Total Stockholders' Equity                         2,362,275          2,496,124
                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,468,389       $ 10,958,762
                                                ============       ============

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                              Three months         Three months
                                                     ended                ended
                                              December 31,         December 31,
                                                      1998                 1997
                                              ------------         ------------

Total revenues                                   1,134,145              832,892

Cost of sales                                     (217,689)            (282,108)
                                              ------------         ------------

Gross profit
                                                   916,456              550,784
Selling, general and
administrative expenses                         (1,777,137)          (2,141,229)
                                              ------------         ------------

Profit/(Loss) from operations                     (860,681)          (1,590,445)

Share of profits/(losses) of
associated company                                 (64,462)             (85,365)

Interest income/(expense)                         (103,221)             (35,081)
                                              ------------         ------------

Loss before income taxes                        (1,028,364)          (1,710,891)

Income taxes                                        13,248                    0
                                              ------------         ------------

Loss after income taxes                         (1,015,116)          (1,710,891)

Minority Interest                                   29,667              (37,785)
                                              ------------         ------------

Net loss                                      $   (985,449)        $ (1,748,676)
                                              ============         ============


Loss per common share                         $      (0.06)        $      (0.12)

Weighted average number of common
shares outstanding                              17,691,690           14,610,888
                                              ============         ============

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                  Three months ended     Three months ended
                                                   December 31, 1998      December 31, 1997
                                                   -----------------      -----------------
Cash flows from Operating Activities:
- Net loss                                               $  (985,449)           $(1,748,676)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation                                                35,173                 11,812
- Amortization of intangible assets                          160,326                 32,495
- Provision for irrecoverable restaurant credits                   0                (41,959)
- Share of losses of affiliates                               64,462                 85,365
- Minority interests                                          29,667                 37,785
- Provision for bad debts                                    (11,563)                     0

Changes in assets and liabilities:
- Accrued interest expense                                   (89,041)                     0
- Trade accounts payable                                     140,074                130,437
- Accrued liabilities                                       (187,348)               427,751
- Restaurant credits                                         (13,338)                47,571
- Prepaid expense and other current assets                   (51,964)              (244,472)
- Trade accounts receivable                                  222,108               (427,191)
- Restricted cash & cash equivalents                         (78,280)                     0
- Due from/(to) related parties                           (1,710,106)               359,657
- Deferred membership fees                                  (131,869)               161,780
- Accrued sign-on fees                                      (296,500)             1,258,089
                                                         -----------            -----------
Net cash used in operating activities                     (2,903,648)                90,444
                                                         -----------            -----------
Cash flows from investing activities:
- Disposal/(purchase) of property and equipment              (33,962)                     0
- Purchase of NHS                                         (1,233,451)              (881,368)
- Investment in Countdown America                            (24,967)                     0
- Investment in Porkpine                                     (25,575)                     0
                                                         -----------            -----------
Net cash used in investing activities                     (1,317,955)              (881,368)
                                                         -----------            -----------
Cash flows from financing activities:
- Net proceeds received from issuance of:
   common stock                                              632,000              1,000,000
- Issuance of notes                                        3,335,519                      0
                                                         -----------            -----------
Net cash (used in)/provided by financing activities        3,967,519              1,000,000
                                                         -----------            -----------

Effect of foreign currency on cash                           332,559                 41,075
Minority Interest                                           (411,650)               260,344
                                                         -----------            -----------
Net (decrease)/increase in cash and
cash equivalents                                            (333,175)               510,495

Cash and cash equivalents at beginning of period           1,504,921                 13,104
                                                         -----------            -----------
Cash and cash equivalents at end of period               $ 1,171,746            $   523,599
                                                         ===========            ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company

Transmedia Asia Pacific, Inc. ("TMAP" or "the Company") was incorporated under the laws of the state of Delaware in March 1994. On May 2, 1994 the Company acquired, from Conestoga Partners II, Inc. ("Conestoga"), the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"), an independent company which, through its affiliate TMNI International Inc., ("TMNI"), is a shareholder of the Company. The rights acquired, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994, were an exclusive license ("License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network to establish and operate a discount restaurant charge card business in clearly defined geographical areas. The geographical areas covered by the License are substantially all countries in Asia and the Pacific Rim including Australia, New Zealand, Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories").

The Company has worked closely with Transmedia Europe, Inc. ("TME") since inception. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and the countries outside of Europe which were formerly part of the Union of Soviet Socialist Republics. The Company and TME share common directors and officers. Edward J. Guinan III is Chairman and Chief Executive Officer of the Company and TME, as well as a principal shareholder in each.

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

In April 1997 the Company and TME jointly acquired Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. In December 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned jointly by the Company and TME, purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. On November 17 1998 Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. On May 14, 1998 the Company and TME jointly acquired Porkpine Limited, a business trading as Logan Leisure, which produces and sells discount shopping and services directories. On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel"), a company owned jointly by the Company and TME acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway, which is based in Sydney Australia, is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TME jointly incorporated Countdown America, Inc. ("Countdown America") to establish a member benefits business in the United States. Finally, in November 1998 Countdown launched an internet shopping program, Countdown Arcade.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, Countdown America, Logan Leisure and Breakaway Travel, management of the Company and TME have announced their intention to pursue a merger of the two companies. The proposed merger is subject to approval by the respective boards of directors, fairness opinions by independent investment advisers and the approval of shareholders of both companies.

The Company commenced business operations in Sydney, Australia in November 1994.

As of December 31, 1998, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:

                                                Country of
Name                                            Incorporation           % Owned
----                                            --------------          -------
Transmedia Australia Pty Ltd                    Australia                 100
Transmedia Australasia Pty Ltd                  New Zealand               100
Transmedia Australia Holdings Pty Ltd           Australia                  50
Transmedia Australia Travel Holdings Pty Ltd    Australia                  50
Countdown Holdings Limited                      UK                         50
Porkpine Limited                                Channel Islands            50
Countdown America, Inc.                         United States              50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and the changes in cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The September 30, 1998 balance sheet has been derived from the audited consolidated financial statements as of that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Basis of Presentation (continued)

Effective control over Transmedia Australia and Transmedia Travel is exercised by the Company and accordingly Transmedia Australia's accounts are consolidated in the accounts of the Company. Although the Company has significant influence over the operating and financial decisions of Countdown, Countdown America and Porkpine, TME has effective control over the operations of those businesses. Accordingly, the operations of Countdown, Countdown America and Porkpine are accounted for under the equity method in the financial statements of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern will depend on its ability to obtain outside financing sufficient to support its operations. Management believes, based upon the Company's history of obtaining necessary financing, that sufficient funds will be available to the Company to enable it to operate for the foreseeable future. However there can be no assurance given that the Company will obtain such short-term or long-term outside financing.

Note 3. Foreign Currencies

The reporting currency of the Company is the United States dollar. The functional currencies of the Company's operating subsidiaries and affiliates are the Australian dollar, UK pound sterling, Irish punt and the United States dollar.

For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. Consolidated statements of income for the Company's subsidiaries are translated at the average rates of exchange during the period. Exchange differences arising on these translations are taken directly to stockholders' equity.

The average exchange rates during the three months ended December 31, 1998 and 1997 and the exchange rates in effect at December 31, 1998 and September 30, 1998 were as follows:

                                      UK Pound           Australian        Irish
                                   Sterling (pound)        Dollar           Punt

Average exchange rates

3 months ended December 31, 1998       1.6757               0.6434        1.4969
3 months ended December 31, 1997       1.6357               0.7697        1.5257

Closing exchange rate

December 31, 1998                      1.6627               0.6128        1.4873
September 30, 1998                     1.6125               0.7251        1.4545

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

Note 5. New Accounting Standards

Effective for the quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share." SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this standard. The adoption of this standard has not had a material effect on the Company's restated historic earnings per share.

In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

The Company has adopted SFAS No. 130 which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

The Company has also adopted SFAS No. 131 which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

Both of these standards require comparative information to be restated. Results of operations and financial position is unaffected by implementation of these new standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS No. 132), which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 132 is effective for financial statements for the periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. This standard does not apply currently to the Company.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6. Revenue Recognition

Revenues comprise:

(i) the retail value of food and beverages purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and the cardholders' membership fees;

(ii)  NHS membership fees paid by sponsoring corporations; and

(iii) Travel agency commissions earned by the Teletravel division of NHS and Breakaway Travel Club Pty Limited.

Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. NHS membership fees paid by sponsoring corporations for the provision of "helpline services," are recognized as revenue when received.

Note 7. License Costs

The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the License Costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as at December 31, 1998.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Countdown, Countdown America and Logan Leisure which are made up as follows:

                                                        December 31,     September 30,
                                                            1998              1998
                                                        -----------       -----------
Countdown

     Cost of investment                                 $ 2,682,487       $ 2,682,487
     Cost of Option                                         171,860           171,860
     Share of profits/(losses)
     - From acquisition date to September 30, 1998         (854,216)         (854,216)
     - Three months ended December 31, 1998                   1,713                 0
     - Amortization of goodwill on investment              (269,003)         (215,204)
     Amounts due from/(to) Countdown                        318,081           278,956
                                                        -----------       -----------
                                                        $ 2,050,922       $ 2,063,883
                                                        ===========       ===========

Porkpine Limited

     Cost of investment                                 $   896,797       $   896,797
     Additions                                               25,575                 0
     Share of profits/(losses)
     - From acquisition date to September 30, 1998          (60,889)          (60,889)
     - Three months ended December 31, 1998                  68,804                 0
     - Amortization of goodwill on investment               (38,085)          (22,063)
     Amounts due from/(to) Logan Leisure                          0                 0
                                                        -----------       -----------
                                                        $   892,202       $   813,845
                                                        ===========       ===========

Countdown America

     Cost of investment                                 $    24,967       $         0
     Share of profits/(losses)
     From inception to December 31, 1998                    (65,158)                0
     Amounts due from/(to) Countdown America                140,475                 0
                                                        -----------       -----------
                                                        $   100,284       $         0
                                                        ===========       ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10. Intangible Assets

Intangible assets primarily consist of the cost of the Transmedia License, net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations in November, 1994.

                                         December 31,     September 30,
                                                 1998              1998
                                         ------------     -------------

      Formation Expenses                  $       784       $       784

      Transmedia License                    1,840,790         1,840,790

      Less: Accumulated amortization         (797,885)         (768,277)
                                          -----------       -----------
      Total                               $ 1,043,689       $ 1,073,297
                                          ===========       ===========

Note 11. Goodwill

The Company recognizes the excess of the purchase price paid over the fair value of net tangible assets acquired in connection with its acquisitions as goodwill. Goodwill arising on acquisitions is amortized on a straight line basis usually over a period of fifteen years.

Note 12. Notes Payable

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants.

As of the date hereof the Company has made repayments totaling $500,000. Two of the note holders have agreed to give the Company until April 9, 1999 to repay the balance of the notes together with accrued interest. The Company is in negotiation with the other two note holders to agree a similar extension.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12. Notes Payable (continued)

On November 17, 1998 the Company entered into a One Year Secured Promissory Note ("Note") in the principal sum of $3.4 million executed with FAI General Insurance, a shareholder of the Company and TME. Interest on the Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Note is secured by a charge over the assets of Transmedia Australia and is guaranteed by TME. The Note is repayable on November 16, 1999. The Note holder received a three year warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $1.00 per share. In addition the Company agreed to exchange warrants to purchase 633,366 shares of common stock, exercisable at prices between $1.00 and $1.40, for a warrant to purchase 633,366 shares at an exercise price of $1.00.

Note 13. Stockholders Equity

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share, resulting in net proceeds to the company of $632,000. See Note 17 - Subsequent Events.

Note 14. Acquisitions

On December 2, 1997, Transmedia Australia, purchased 51% of the common stock of NHS. NHS purchased the net assets and business of Nationwide. NHS is an Australian provider of telephone helpline services and other member benefit programs. The Company exercises effective control over Transmedia Australia and accordingly Transmedia Australia's accounts are consolidated in the accounts of the Company. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2, 1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998 by paying interest at 5% per annum. Transmedia Australia exercised the extension right. In addition the Company and TME agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide. On October 21, 1998 Transmedia Australia reached agreement to reduce the sign-on fees by Aus$1,000,000. On November 17, 1998 Transmedia Australia acquired the remaining 49% and settled the Balance Obligation. The Company and TME also paid the balance of the reduced sign-on fees on that date. The total revised sign-on fees of Aus$3,000,000 (approximately $1,940,000) were charged in full as compensation expense in the income statements of the Company and TME for the year ended September 30, 1998. The acquisition was accounted for as a purchase and the excess purchase price attributable to goodwill was $3,905,384.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 15. Related Parties

Amounts due from related parties comprise the following:

                               December 31,       September 30,
                                       1998                1998
                               ------------       -------------
      Related Party

      Transmedia UK                 489,427             383,507

      Conestoga Partners Inc.        26,260              26,260

      Internal Advance              208,040             140,000

      Paul Harrison                  59,037              42,149
                                   --------            --------
      Total                        $782,764            $591,916
                                   --------            --------

Amounts due to related parties comprise the following:

                               December 31,       September 30,
                                       1998                1998
                               ------------       -------------
      Related Party

      J.V. Vittoria               1,212,384           1,182,137

      TMNI                          293,835             287,533

      Transmedia Europe, Inc.     1,116,292           2,454,716
                                 ----------          ----------
      Total                      $2,622,511          $3,924,386
                                 ----------          ----------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 16. Loss per common share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires restatement of prior periods. Assumed exercise of warrants is not included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted loss per share do not differ for any period presented.

The following table summarizes securities that were outstanding at December 31, 1998 and 1997 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                     December 31,       September 30,
                                             1998                1998
                                     ------------       -------------
      Stock options and warrants        5,118,809           2,865,509

Note 17. Subsequent Events

On January 25, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date hereof the Company has sold 700,000 shares of common stock at $1.25 per share, resulting in net proceeds to the Company of $875,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate," "plan," "intend," "believe," "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto.

General

The Company creates and provides a range of member benefit programs to corporations, affinity groups and individuals on an international scale. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown, Countdown America and Logan Leisure, has an interest in business operations in the United States, Europe and elsewhere. In addition, in November 1998 Countdown launched its transactional web site business, Countdown Arcade.

The future success of the Company is primarily dependent upon its ability to develop and expand its current business operations by increasing its membership base and broadening the range of member benefit programs offered. As of the date hereof, management is actively recruiting senior executives to strengthen the management team to facilitate such development and expansion.

The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions. Management believes that while the industry has shown good growth, which is expected to continue, this has been primarily in the United States. Outside the United States, the international market is significantly less developed providing an opportunity for the Company to expand its operations from its established base in Australasia and through its affiliates in Europe and the United States.

Results of Operations

Three Months ended December 31, 1998 compared to Three Months ended December 31, 1997

The Company generated revenues of $1,134,145 (1997: $832,892) in the three months ended December 31, 1998, an increase of $301,253 or 36.2% over the corresponding period in 1997. The increase in revenues is attributable to the NHS and Breakaway acquisitions. NHS generated revenues of $685,376 (1997:
$419,932 - one month only post acquisition) and Breakaway generated revenues of $196,343 (1997: $nil). The pre-existing restaurant charge card business recorded a decline in revenues of $160,534 due to lower card usage by cardholders and a reduction in the participating restaurant base.

Cost of sales totaled $217,689 (1997: $282,108) for the three months ended December 31, 1998, generating a gross profit percentage of 80.8% (1997: 66.1%). The increase in gross profit percentage reflects the impact of the higher margin NHS and Breakaway Travel businesses. The gross profit percentage achieved in the period by NHS and Breakaway were 86.3 % and 100% respectively, as compared to 51.1% (1997: 42.2%) by pre-existing operations.

Selling, general and administrative expenses totaled $1,777,137 (1997:
$2,141,229) for the three months ended December 31, 1998, a decrease of $364,092 or 17% over the corresponding period in 1997. Selling, general and administrative expenses for the three months ended December 31, 1997 included $1,258,089 in respect of sign-on fees paid to the former executive directors of Nationwide. Excluding the impact of such sign-on fees, selling, general and administrative expenses increased by $893,997 in the quarter ended December 31, 1998 as compared to the corresponding period in 1997. Of such increase NHS and Breakaway accounted for $353,887 and $279,422 respectively, NHS having been consolidated for only one month in the quarter ended December 31, 1997. Selling, general and administrative expenses of pre-existing operations totaled $214,967 a decrease of $49,012 or 18.6% over the corresponding period in 1997. Cost savings were achieved in all but a few expense categories in the Company's pre-existing operations. Head Office expenses increased by $309,700 primarily due to additional staff costs.

The Company's share of profits/(losses) of its affiliates Countdown, Countdown America and Logan Leisure were $(52,086), $(65,158) and $52,782 respectively for the three months ended December 31, 1998 (1997: ($85,365), Nil and Nil).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                  Three Months Ended
                                                  ------------------
                                      December 31, 1998        December 31, 1997
                                      -----------------        -----------------

Cash (used in)/provided by
Operating Activities                    $(2,903,648)             $    90,444

Cash used in
Investing activities                    $(1,317,955)             $  (881,368)

Cash provided by financing
Activities                              $ 3,967,519              $ 1,000,000


The Company incurred a net loss of $985,449 for the three months ended December 31, 1998. Such loss, adjusted for non-cash items, namely depreciation and amortization charges totaling $195,499, the Company's share of losses of affiliates of $64,462, losses attributable to minority interests $29,667 and a release of provision for bad debts of $11,563 resulted in funds used in operating activities totaling $2,903,648, net of working capital movements.

Net cash used in investing activities of $1,317,955 comprised the cash elements of the Company's investment in

Transmedia Australia to complete the acquisition of NHS ($1,233,451) and the Company's investment of $50,542 in its affiliates Countdown America ($24,967) and Porkpine ($25,575). In addition, the Company invested $33,962 in fixed assets in the quarter ended December 31, 1998. In the corresponding period in 1997 net cash used in investing activities comprised the cash element of the Company's investment in Transmedia Australia to acquire NHS.

To meet its cash requirements during the quarter ended December 31, 1998, the Company sold in aggregate 842,666 shares of its common stock in an equity private placement at $.75 per share, resulting in net proceeds to the Company of $632,000. In addition, in November 1998 the Company raised approximately $3,400,000 through the issuance of a One Year Secured Promissory Note (see Note 12 to the unaudited consolidated financial statements).

During the quarter ended December 31, 1998 and prior periods the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company will require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management remains confident that sufficient funds will be available for the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding at all or on terms acceptable to the Company.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the single product offered, the Transmedia dining card. However, in recent years the Company and TME have worked closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown and Logan Leisure, has an interest in business operations in the United States, Europe and elsewhere. In addition, the Company and TME have recently established business operations in the United States and in November 1998 Countdown launched its transactional web site business, Countdown Arcade. Management believes that after completion of the proposed merger with TME, the Company and TME will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three months ended December 31, 1998, a situation which is expected to continue for foreseeable future. The business of individual participating restaurants may be seasonal depending on their location and the types of food and beverage sold. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues was made in the Company's Annual Report on Form 10-K for the year ending September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In the opinion of management there are no material pending legal proceedings against the Company or any of its subsidiaries.

ITEM 2. Changes in Securities and Use of Proceeds

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share, resulting in net proceeds to the company of $632,000.

See also "Default Upon Senior Securities" below.

ITEM 3. Default Upon Senior Securities

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants.

As of the date hereof the Company has made repayments totaling $500,000. Two of the note holders have agreed to give the Company until April 9, 1999 to repay the balance of the notes together with accrued interest. The Company is in negotiation with the other two note holders to agree a similar extension.

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA ASIA PACIFIC, INC.


By: /s/ Paul Harrison
-------------------------------------
President and Chief Financial Officer
(As duly authorized officer
and Chief Accounting Officer)