Form 10-Q
period 1999-03-31
TRANSMEDIA ASIA PACIFIC INC
filed 1999-06-11
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________to_______________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  13-3760219
    ---------------------------                ---------------------------
          (State or other                           (I.R.S. Employer
          jurisdiction of                           Identification No.)
          incorporation of
           organization)

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

            23,063,982 Shares, $.00001 par value, as of June 7, 1999
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                        March 31,  September 30,
                                                             1999           1998
                                                      (Unaudited)      (Audited)
                                                      -----------      ---------
Assets
------

Current assets

Cash and cash equivalents                              $ 1,066,091     1,504,921

Trade accounts receivable                                  167,590       446,193

Restaurant credits (net of allowance
for irrecoverable credits of $54,721
at March 31, 1999 and of
$48,033 at September 30, 1998)                             191,602       195,548

Amounts due from related parties (note 15)                 403,921       591,916

Prepaid expenses and other current assets                  174,827        26,394
                                                       -----------   -----------
Total current assets                                     2,004,031     2,764,972
                                                       -----------   -----------

Non current assets

Investment in affiliated company (Note 9)                2,981,722     2,877,728

Property and equipment, (net of accumulated
depreciation  of  $195,057 at March 31, 1999 and
$106,260 at September 30, 1998)                            200,917       240,269

Goodwill, (net of accumulated
amortization of  $ 335,615 at March 31, 1999 and
$ 204,897 at September 30, 1998)(note 11)                4,314,000     3,759,284

Intangible and other assets, (net of accumulated
amortization of  $797, 885 at March 31, 1999 and
$ 768,277 at September 30, 1998)(note 10)                1,016,661     1,073,297

Restricted cash and cash equivalents                       324,944       139,209

Other assets                                               154,233       104,003

                                                       -----------   -----------
Total non-current assets                                 8,992,477     8,193,790
                                                       -----------   -----------

TOTAL ASSETS                                           $10,996,508   $10,958,762
                                                       ===========   ===========

See accompanying notes

                   TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

                                                    March 31,     September 30,
                                                         1999              1998
                                                  (Unaudited)         (Audited)
                                                 ------------     -------------

Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                           $    909,396      $    538,708
Deferred membership fee income                        286,076           467,588
Accrued liabilities                                   722,202           990,672
Liability for sign on fees                                  0           296,500
Amount due to related parties (note 15)             1,605,490         3,924,386
Notes payable                                       4,855,672         1,615,000
                                                 ------------      ------------

Total Current Liabilities                           8,378,846         7,832,854
                                                 ------------      ------------

Minority interest                                      20,772           629,784

Stockholders' equity

Common stock, $0.00001 par value
per share Authorised 95,000,000 shares;
(21,063,982 issued and outstanding at
March 31, 1999 and 19,521,316 at
September 30, 1998)                                       210               196

Additional paid in capital                         16,330,165        14,823,648

Cumulative foreign currency translation               (23,798)         (211,268)
adjustment

Accumulated deficit                               (13,709,687)      (12,116,452)

                                                 ------------      ------------
Total Stockholders' Equity                          2,596,890         2,496,124
                                                 ------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $ 10,996,508      $ 10,958,762
                                                 ============      ============

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                         Three months    Three months      Six months      Six months
                                                ended           ended           ended           ended
                                            March 31,       March 31,        March 31,      March 31,
                                                 1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Total revenues                                900,724       1,062,755       2,034,869       1,752,791

Cost of sales                                (193,599)       (296,248)       (411,288)       (578,357)
                                         ------------    ------------    ------------    ------------

Gross profit                                  707,125         766,507       1,623,581       1,174,434

Selling, general and
administrative expenses                    (1,283,056)     (1,535,796)     (3,060,193)     (3,723,763)
                                         ------------    ------------    ------------    ------------

Loss from operations                         (575,931)       (769,289)     (1,436,612)     (2,549,329)

Share of profits of associated company         70,154          37,542           5,692           5,978

Interest (expense) / income                  (111,560)          1,438        (214,781)          2,936
                                         ------------    ------------    ------------    ------------

Loss before income taxes                     (617,337)       (730,309)     (1,645,702)     (2,540,415)

Income taxes                                   58,545               0          71,793               0
                                         ------------    ------------    ------------    ------------

Loss after income taxes                      (558,792)       (730,309)     (1,573,909)     (2,540,415)

Minority Interest                             (33,976)        (37,298)         (4,309)        (75,083)
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (592,768)   $   (767,607)   $ (1,578,218)   $ (2,615,498)

Loss per common share                    $      (0.03)   $      (0.05)   $      (0.08)   $      (0.16)

Weighted average number of common
shares outstanding                         20,713,316      16,687,695      20,116,426      16,111,653
                                         ------------    ------------    ------------    ------------

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       Six months ended  Six months ended
                                                        March 31, 1999    March 31, 1998
                                                        --------------    --------------
Cash flows from Operating Activities:
- Net loss                                               $(1,578,218)      $(2,615,498)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation                                                96,364            22,315
- Amortization of intangible assets                          263,265           146,946
- Provision for irrecoverable restaurant credits               3,946           100,000
- Share of profits of affiliates                              (5,692)           (5,978)
- Minority interests                                           4,309            75,083
- Provision for bad debts                                    (11,563)                0

Changes in assets and liabilities:
- Accrued interest expense                                   (94,848)                0
- Trade accounts payable                                     370,688          (267,232)
- Accrued liabilities                                       (268,463)           52,878
- Restaurant credits                                          37,994            10,809
- Prepaid expense and other current assets                   148,433           (96,635)
- Trade accounts receivable                                  290,166            35,880
- Restricted cash & cash equivalents                        (324,944)                0
- Due from/(to) related parties                           (2,060,747)          423,196
- Deferred membership fees                                  (181,512)          (46,570)
- Accrued sign-on fees                                      (296,500)       (1,120,418)
                                                         -----------       -----------
Net cash used in operating activities                     (3,607,322)       (1,044,388)
                                                         -----------       -----------
Cash flows from investing activities:
- Disposal/(purchase) of property and equipment              (33,962)                0
- Purchase of NHS                                         (1,233,451)         (763,323)
- Investment in Countdown America                            (24,967)                0
- Investment in Porkpine                                     (25,575)                0
                                                         -----------       -----------
Net cash used in investing activities                     (1,317,955)         (763,323)
                                                         -----------       -----------
Cash flows from financing activities:
- Net proceeds received from issuance of:
  common stock                                             1,507,000         1,595,366
- Issuance of notes                                        3,335,519                 0
- NHS cash acquired                                                0           841,347
                                                         -----------       -----------
Net cash (used in)/provided by financing activities        4,842,519         2,436,713
                                                         -----------       -----------

Effect of foreign currency on cash                          (538,509)          295,329
Minority Interest                                            182,437                 0
                                                         -----------       -----------
Net (decrease)/increase in cash and
cash equivalents                                            (438,830)          924,331

Cash and cash equivalents at beginning of period           1,504,921            13,104
                                                         -----------       -----------
Cash and cash equivalents at end of period               $ 1,066,091       $   937,435
                                                         ===========       ===========

Supplemental disclosures of cash flow information:

No amounts of cash were paid for interest or income taxes for each of the periods presented

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company

Transmedia Asia Pacific, Inc. ("TMAP" or the "Company") was incorporated under the laws of the state of Delaware in March 1994. On May 2, 1994 the Company acquired, from Conestoga Partners II, Inc. ("Conestoga"), the rights Conestoga had previously acquired from Transmedia Network, Inc. ("Network"). The rights acquired, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994, were an exclusive license ("License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Network to establish and operate a discount restaurant charge card business in substantially all countries in Asia and the Pacific Rim including Japan, China, Hong Kong, Taiwan, Korea, the Philippines and India (the "Licensed Territories").

The Company has worked closely with its affiliate Transmedia Europe, Inc. ("TME") since inception. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and the other countries outside of Europe which were formerly part of the Union of Soviet Socialist Republics. The Company and TME have the same directors and officers. Edward J. Guinan III is Chairman and Chief Executive Officer of the Company and TME, as well as a principal shareholder in each.

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

In April 1997 the Company and TME jointly acquired Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. In December 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned jointly by the Company and TME, purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. On May 14, 1998 the Company and TME jointly acquired Porkpine Limited, a business trading as Logan Leisure, which produces and sells discount shopping and services directories. On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel"), a company owned jointly by the Company and TME acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway, which is based in Sydney, Australia, is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TME jointly incorporated Countdown America, Inc. ("Countdown America") to establish a member benefits business in the United States and on November 17, 1998, Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. Finally, in November, 1998, Countdown launched an internet shopping program, Countdown Arcade.

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

The Company commenced business operations in Sydney, Australia in November 1994.

As of March 31, 1999, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:

Name                                            Country of Incorporation       %  Owned
----                                            ------------------------       --------
Transmedia Australia Pty Ltd                    Australia                          100
Transmedia Australasia Pty Ltd                  New Zealand                        100
Transmedia Australia Holdings Pty Ltd           Australia                           50
Transmedia Australia Travel Holdings Pty Ltd    Australia                           50
Countdown Holdings Limited                      UK                                  50
Porkpine Limited                                Channel Islands                     50
Countdown America, Inc.                         United States                       50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998 and the changes in cash flows for the six months ended March 31, 1999 and 1998. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The average exchange rates during the three and six months ended March 31, 1999 and 1998 and the exchange rates in effect at March 31, 1999 and September 30, 1998 were as follows:

                                                UK Pound  Australian       Irish
                                      Sterling ((pound))      Dollar        Punt
                                      ------------------      ------        ----
Average exchange rates
----------------------

3 months ended March 31, 1999                     1.6145      0.6292      1.4883
3 months ended March 31, 1998                     1.6400      0.6667      1.5336
6 months ended March 31, 1999                     1.6757      0.6434      1.4969
6 months ended March 31, 1998                     1.6357      0.7697      1.5257

Closing exchange rate
---------------------
March 31, 1999                                    1.6706      0.6310      1.4903
September 30, 1998                                1.6125      0.7251      1.4545

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

Effective quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this standard. The adoption of this standard has not had a material effect on the Company's restated historic earnings per share

In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information".

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard is effective for fiscal years beginning after June 15, 1999.

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

(iii) Travel agency commissions earned by the Teletravel division of NHS and Breakaway Travel Club Pty Limited.

Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. NHS membership fees paid by sponsoring corporations for the provision of "helpline services", are recognized as revenue when received.

Note 7. License Costs

The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the license costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as at March 31, 1999.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Countdown, Countdown America and Logan Leisure which are made up as follows:

                                                       March 31,   September 30,
                                                            1999           1998
                                                       ---------   -------------

Countdown
---------

      Cost of investment                             $ 2,682,487    $ 2,682,487
      Cost of Option                                     171,860        171,860
      Share of profits/(losses)
      - From acquisition date to September 30, 1998     (854,216)      (854,216)
      - Six months ended March 31, 1999                   52,048              0
      - Amortization of goodwill on investment          (376,599)      (215,204)
      Amounts due from/(to) Countdown                    380,112        278,956
                                                     -----------    -----------
                                                     $ 2,055,692    $ 2,063,883
                                                     ===========    ===========

Porkpine Limited
----------------

      Cost of investment                               $ 896,797      $ 896,797
      Additions                                           25,575              0
      Share of profits/(losses)
      - From acquisition date to September 30, 1998      (60,889)       (60,889)
      - Six months ended March 31, 1999                   38,803              0
      - Amortization of goodwill on investment           (54,539)       (22,063)
                                                       ---------      ---------
                                                       $ 845,747      $ 813,845
                                                       =========      =========

Countdown America
-----------------

      Cost of investment                               $  24,967       $      0
      Share of profits/(losses)
      From inception to September 30, 1998                     0              0
      Six months ended March 31, 1999                    (85,159)             0
      Amounts due from/(to) Countdown America            140,475              0
                                                       ---------       --------
                                                       $  80,283       $      0
                                                       =========       ========

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

                                                   March 31,       September 30,
                                                        1999               1998
                                                 -----------       -------------

      Formation Expenses                         $       784        $       784

      Transmedia License                           1,840,790          1,840,790

      Less: Accumulated amortization                (824,913)          (768,277)

                                                 -----------        -----------
      Total                                      $ 1,016,661        $ 1,073,297
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

As of the date hereof the Company has repaid the three 250,000 pounds sterling promissory notes in full, together with accrued interest. In addition, the holder of the 200,000 pounds sterling promissory note has been paid approximately $41,700 in part repayment and has agreed to give the Company until July 8, 1999 to repay the balance of the note together with accrued interest. The Company granted such note holder a conversion privilege to convert the balance of the note, together with accrued interest, into shares of common stock at a conversion price of $.75 per share.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12. Notes Payable (continued)

During the course of negotiations with the note holders, the Company granted two of the 250,000 pounds sterling note holders an additional warrant each to purchase 41,660 shares of common stock and agreed to adjust the exercise price of all warrants issued to all note holders from $2.00 to $1.00.

On November 17, 1998 the Company entered into a One Year Secured Promissory Note ("Note") in the principal sum of $3.4 million executed with FAI General Insurance, a shareholder of the Company and TME. Interest on the Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Note is secured by a charge over Transmedia Australia and is guaranteed by TME. The Note is repayable on November 16, 1999. The Note holder received a three year warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $1.00 per share. In addition the Company agreed to exchange warrants to purchase 633,366 shares of common stock, exercisable at prices between $1.00 and $1.40, for a warrant to purchase 633,366 shares at an exercise price of $1.00.

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

On January 25, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on January 31, 1999 upon the sale of 700,000 shares of common stock at $1.25 per share, resulting in net proceeds to the company of $875,000.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15. Related Parties

Amounts due from related parties comprise the following:

                                                     March 31,     September 30,
                                                          1999              1998
                                                     ---------     -------------

      Related Party

      Transmedia UK                                    318,634           383,507

      Conestoga Partners Inc.                           26,260            26,260

      International Advance                                 --           140,000

      Paul Harrison                                     59,037            42,149

                                                      --------          --------
      Total                                           $403,921          $591,916
                                                      --------          --------

Amounts due to related parties comprise the following:

                                                     March 31,     September 30,
                                                          1999              1998
                                                     ---------     -------------
      Related Party

      J. V. Vittoria                                 1,212,384         1,182,137

      TMNI                                             293,835           287,533

      Transmedia Europe, Inc.                           99,271         2,454,716
                                                    ----------        ----------
      Total                                         $1,605,490        $3,924,386
                                                    ----------        ----------

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

The following table summarizes securities that were outstanding at March 31, 1999 and 1998 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                     March 31,         March 31,
                                                          1999              1998
                                                     ---------     -------------

      Stock options and warrants                     5,118,809         2,865,509

Note 17. Subsequent Events

On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date hereof the Company has sold 2 million shares of common stock at $.75 per share, resulting in net proceeds to the company of $1.5 million.

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

General

The business of the Company is the design and supply of a range of member benefit programs to corporations, affinity groups and individuals on an international scale. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown, Countdown America and Logan Leisure, has an interest in business operations in Europe and elsewhere. In addition, in November 1998 Countdown launched its transactional web site business, Countdown Arcade.

The future success of the Company is primarily dependent upon its ability to develop and expand its current business operations by increasing their membership base, broadening the range of member benefit programs offered and migrating its products to the internet. As of the date hereof, management is actively recruiting senior executives to strengthen the management team to facilitate such development and expansion.

The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions. Management believes that the international member benefits market is significantly less developed than in the United States, providing an opportunity for the Company to expand its operations from its established base in Australasia and through its affiliates in Europe and the United States.

Results of Operations

Three Months ended March 31, 1999 compared to Three Months ended March 31, 1998

The Company generated revenues of $900,724 (1997: $1,062,755) in the three months ended March 31, 1999, a decrease of $162,031 or 15.2% over the corresponding period in 1998. NHS generated revenues of $685,376 (1997:
$419,932) and Breakaway generated revenues of $196,343 (1998: $nil). The pre-existing restaurant charge card business recorded a decline in revenues of $160,534 due to lower card usage by cardholders and a reduction in the participating restaurant base.

Cost of sales totaled $193,599 (1998: $296,248) for the three months ended March 31, 1999, generating a gross profit percentage of 78.5% (1998: 72.1%). The increase in gross profit percentage due to the impact of the high margin Breakaway Travel business. The gross profit percentage achieved in the period by Breakaway was 100%, as compared to 71.2 % (1998: 72.1%) by pre-existing operations. In pre-existing operations NHS achieved a gross profit of 81.5% (1998: 86.9%) and the restaurant card business 48.2% (1998: 31.5%).

Selling, general and administrative expenses totaled $1,283,056 (1998:
$1,535,796) for the three months ended March 31, 1999, a decrease of $252,740 or 16.5% over the corresponding period in 1998. Adjusting such decrease for the impact of sign-on fees paid to the former executive directors of Nationwide expensed in 1998 ($427,832) and Breakaway ($263,313) which was acquired in May 1998, the Company recorded a year on year decrease in selling, general and administrative expenses of $88,221. Selling, general and administrative expenses of NHS increased by $266,141 as compared to the corresponding period in 1998. NHS recorded expense increases in most cost categories, most significantly in payroll, communication and property costs. This increase was offset by cost reductions in the restaurant card business totaling $104,168 across all expense categories and a net decrease in head office expenses of $250,194. The net decrease in head office selling, general and administrative expenses comprised office an increase in depreciation and amortization charges of 111,543 which was offset by expense decreases primarily in payroll and professional fees.

The Company's share of profits/(losses) of its affiliates Countdown, Countdown America and Logan Leisure were $104,134, $(20,001) and $(13,979) respectively for the three months ended March 31, 1999 (1998: $37,542, nil and nil).

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Six Months ended March 31, 1999 compared to Six Months ended March 31, 1998

Revenues totaled $2,034,869 (1998: $1,752,791) for the six months ended March 31, 1998, an increase of $282,078 (16.1%) as compared to the corresponding period in 1998. NHS accounted for $160,708 of such increase, albeit that in 1998 NHS was only consolidated for 4 months. Breakaway, which was acquired in May 1998, generated revenues of $425,172 (1998: nil) and the pre-existing restaurant card business recorded a decline in revenues of $303,802 or 39.7%. The decline in the restaurant card business was primarily due to a lower participating restaurant base and lower card usage.

Cost of sales totaled $411,288 (1998: $578,357) for the six months ended March 31, 1999 resulting in a gross profit percentage of 79.8% (1998: 67.0%). The increase in gross profit percentage reflects the impact of the higher margin NHS and Breakaway businesses. The gross profit percentage achieved in the period by NHS and Breakaway were 84.3% and 100% respectively as compared to 49.8% in the restaurant card business. In the corresponding period in 1998 NHS achieved a gross profit percentage of 86.2% and the restaurant card business 42.2%.

Selling, general and administrative expenses totaled $3,060,193 (1998:
$3,723,763) for the six months ended March 31, 1999, a decrease of $663,570 or 17.8% over the corresponding period in 1998. Selling, general and administrative expenses for the six months ended March 31, 1998 included $1,258,089 in respect of sign-on fees paid to the former executive directors of Nationwide. Excluding the impact of such sign-on fees and Breakaway, selling, general and administrative expenses increased by $56,689 or 2.3% in the six months ended March 31, 1999 as compared to the corresponding period in 1998. NHS recorded an increase of $224,170 primarily in payroll costs and communication charges. This increase was offset by cost reductions in the restaurant card business totaling $149,080 across all expense categories and a net decrease in head office expenses of $18,401. The net decrease in head office selling, general and administrative expenses comprised office relocation costs of $287,622 and an increase in depreciation and amortization charges of 154,869 which were offset by expense decreases in payroll and professional fees.

The Company's share of profits/(losses) of its affiliates Countdown, Countdown America and Logan Leisure were $52,048 $(85,159) and $38,803 respectively for the six months ended March 31, 1999 (1998: $5,978, nil and nil).

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                     Six Months Ended
                                                     ----------------

                                             March 31, 1999      March 31, 1998

Cash (used in)/provided by
Operating Activities                            $(3,607,322)        $(1,044,388)

Cash used in
Investing activities                            $(1,317,955)        $  (763,323)

Cash provided by financing
Activities                                      $ 4,842,519         $ 2,436,713

The Company incurred a net loss of $1,578,218 in the six months ended March 31, 1999, which when adjusted for non-cash items resulted in funds used in operating activities totaling $3,607,322, net of working capital movements. Non-cash items comprised depreciation and amortization charges $359,629, the Company's share of profits of affiliates of $5,692, losses attributable to minority interests $4,309, provision against irrecoverable restaurant credits $3,946 and a release of provision for bad debts of $11,563.

Net cash used in investing activities of $1,317,955 comprised the cash elements of the Company's investment in Transmedia Australia to complete the acquisition of NHS ($1,233,451) and the Company's investment of $50,542 in its affiliates Countdown America ($24,967) and Porkpine ($25,575). In addition, the Company invested $33,962 in fixed assets in the six months ended March 31, 1999. In the corresponding period in 1998 net cash used in investing activities comprised the cash element of the Company's investment in Transmedia Australia to acquire NHS.

To meet its cash requirements during the six months ended March 31, 1999, the Company sold in aggregate 1,542,666 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $1,507,000. In addition, in November 1998 the Company raised approximately $3.4 million through the issuance of a One Year Secured Promissory Note (see Note 12 to the unaudited consolidated financial statements).

During the six ended March 31, 1999 and prior periods the Company relied on net revenues and the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company will require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management believes that sufficient funds will be available for the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three and six months ended March 31, 1998, a situation which is expected to continue for foreseeable future. The business of Breakaway is to some extent seasonal. However, the Company has no basis at this time on which to project the effects, if any, on its business as a whole.

Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues was made in the Company's annual report on Form 10-K for the year ending September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no lawsuits or claims pending against the Company or any of its subsidiaries.

ITEM 2. Change in Securities and Use of Proceeds

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement is closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share, resulting in the net proceeds to the company of $632,000. The proceeds of the placement were applied to working capital.

On January 25, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on January 31, 1999 upon the sale of 700,000 shares of common stock at $1.25 per share, resulting in net proceeds to the company of $875,000. The proceeds of the placement were used to meet debt repayment obligations and for working capital generally.

On May11, 1999 the Company commenced an equity private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date hereof the Company has sold 2 million shares of common stock at $.75 per share, resulting in net proceeds to the company of $1.5 million.

See also "Default Upon Senior Securities" below.

ITEM 3. Default Upon Senior Securities

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $330,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the $200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants.

As of the date hereof the Company has repaid the three 250,000 pounds sterling promissory notes in full, together with accrued interest. In addition, the holder of the 200,000 pounds sterling promissory note has been paid approximately $41,700 in part repayment and has agreed to give the Company until July 8, 1999 to repay the balance of the note together with accrued interest. The Company granted such note holder a conversion privilege to convert the balance of the note, together with accrued interest, into shares of common stock at a conversion price of $.75 per share prior to July 8, 1999.

During the course of negotiations with the note holders, the Company granted two of the 250,000 pounds sterling note holders an additional warrant each to purchase 41,660 shares of common stock and agreed to adjust the exercise price of all warrants issued to all note holders from $2.00 to $1.00.

ITEM 6. Exhibits and Reports on Forms 8-K

(A) Exhibits filed herewith:

      None

(B) Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA ASIA PACIFIC, INC.


By: /S/ Paul Harrison
---------------------
President