Form 10-Q
period 1999-06-30
TRANSMEDIA ASIA PACIFIC INC
filed 1999-08-20
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to
_________________________________

                         Commission file number 0-26368
                                                -------

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                              13-3760219
 -------------------------                                  -------------------
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

           29,320,381 Shares, $.00001 par value, as of August 13, 1999
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                              June 30,   September 30,
                                                                  1999           1998
                                                           (Unaudited)      (Audited)
                                                           -----------    -----------
Assets

Current assets

Cash and cash equivalents                                  $   464,445    $ 1,504,921

Trade accounts receivable                                      479,385        446,193

Restaurant credits (net of allowance for irrecoverable
credits of  $72,064 as of June 30, 1999 and
$48,033 as of September 30, 1998)                              162,982        195,548

Amounts due from related parties (note 15)                     403,931        591,916

Prepaid expenses and other current assets                      183,934         26,394
                                                           -----------    -----------
Total current assets                                         1,694,677      2,764,972
                                                           -----------    -----------
Non current assets

Investment in affiliated company (Note 9)                    9,463,662      2,877,728

Property and equipment, (net of accumulated
depreciation  of  $210,433 as of June 30, 1999 and
$106,260 as of September 30, 1998)                             193,372        240,269

Goodwill, (net of accumulated
amortization of  $439,542 as of June 30, 1999 and
$ 204,897 as of September 30, 1998)(note 11)                 4,313,013      3,759,284

Intangible and other assets, (net of accumulated
amortization of  $840,235 as of June 30, 1999 and
$ 768,277 as of September 30, 1998)(note 10)                 1,001,339      1,073,297

Restricted cash and cash equivalents                           811,831        139,209

Other assets                                                    69,825        104,003

                                                           -----------    -----------
Total non-current assets                                    15,853,042      8,193,790
                                                           -----------    -----------
TOTAL ASSETS                                               $17,547,719    $10,958,762
                                                           ===========    ===========

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

                                                              June 30,   September 30,
                                                                  1999           1998
                                                           (Unaudited)      (Audited)
                                                           -----------    -----------
Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                                     $ 1,076,037    $   538,708
Bank credit line                                                19,606              0
Deferred membership fee income                                 307,496        467,588
Accrued liabilities                                            477,457        990,672
Liability for sign on fees                                           0        296,500
Amount due to related parties (note 15)                      1,715,567      3,924,386
Notes payable                                                3,732,541      1,615,000
                                                           -----------    -----------
Total Current Liabilities                                    7,328,704      7,832,854
                                                           -----------    -----------
Minority interest                                              133,986        629,784

Stockholders' equity

Common stock, $0.00001 par value per share
Authorised 95,000,000 shares;
(29,320,381 issued and outstanding as of June 30, 1999
and 19,521,316 as of September 30, 1998)                           293            196

Additional paid in capital                                  25,118,295     14,823,648

Cumulative foreign currency translation                       (638,967)      (211,268)
adjustment

Accumulated deficit                                        (14,394,592)   (12,116,452)

                                                           -----------    -----------
Total Stockholders' Equity                                  10,085,029      2,496,124
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $17,547,719    $10,958,762
                                                           ===========    ===========

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                           Three months    Three months     Nine months     Nine months
                                                  ended           ended           ended           ended
                                               June 30,        June 30,        June 30,        June 31,
                                                   1999            1998           1999             1998
                                            -----------     -----------     -----------     -----------
Total revenues                                  995,143       1,539,076       3,030,012       3,291,867

Cost of sales                                  (223,908)       (208,556)       (635,196)       (786,913)
                                            -----------     -----------     -----------     -----------
Gross profit                                    771,235       1,330,521       2,394,816       2,504,954

Selling, general and
administrative expenses                      (1,477,377)     (1,792,493)     (4,537,570)     (5,593,490)
                                            -----------     -----------     -----------     -----------
Loss from operations                           (706,142)       (461,973)     (2,142,754)     (3,088,536)

Share of profits of associated company           13,009        (167,428)         18,701        (161,450)

Interest (expense) / income                     (46,327)         45,872        (261,108)         48,808
                                            -----------     -----------     -----------     -----------
Loss before income taxes                       (739,460)       (583,529)     (2,385,160)     (3,201,178)

Income taxes                                     35,229         (56,418)        107,020         (56,418)
                                            -----------     -----------     -----------     -----------
Loss after income taxes                        (704,231)       (639,947)     (2,278,140)     (3,257,596)

Minority Interest                                 4,319        (114,376)              0        (189,459)
                                            -----------     -----------     -----------     -----------
Net loss                                      $(699,912)      $(754,323)    $(2,278,140)    $(3,447,055)

Loss per common share                            $(0.03)         $(0.04)         $(0.10)         $(0.20)

Weighted average number of common
shares outstanding                           22,940,048      18,899,338      22,487,335      17,075,112
                                            -----------     -----------     -----------     -----------

See accompanying notes

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------


                                                      Nine months ended  Nine months ended
                                                        June 30, 1999      June 30, 1998
                                                      ---------------    ---------------
Cash flows from Operating Activities:
- Net loss                                                 $(2,278,140)   $(3,447,055)

Adjustment to reconcile net loss
to net cash used in operating activities
- Depreciation                                                  84,893        184,583
- Amortization of intangible assets                            394,898        235,991
- Provision for irrecoverable restaurant credits                15,298        100,000
- Share of profits of affiliates                               (18,701)       161,450
- Minority interests                                                 0        181,459
- Provision for bad debts                                        8,286              0

Changes in assets and liabilities:
- Accrued interest expense                                           0              0
- Trade accounts payable                                       537,329         33,222
- Accrued liabilities                                         (482,969)       665,616
- Restaurant credits                                            17,268          4,299
- Prepaid expense and other current assets                    (157,540)      (799,013)
- Trade accounts receivable                                    (41,478)      (158,965)
- Restricted cash & cash equivalents                          (672,622)             0
- Due from/(to) related parties                             (2,079,502)    (1,309,293)
- Deferred membership fees                                    (160,092)       100,901
- Accrued sign-on fees                                        (296,500)       729,793
- Other current assets                                          34,178              0
                                                           -----------    -----------
Net cash used in operating activities                       (5,095,394)    (3,309,012)
                                                           -----------    -----------
Cash flows from investing activities:
- Disposal/(purchase) of property and equipment                (33,962)      (143,415)
- Purchase of NHS                                           (1,233,451)    (1,678,688)
- Investment in Countdown America                              (24,967)             0
- Investment in Porkpine                                       (25,575)      (570,547)
- Investment in Breakaway                                            0        (83,748)
- Investment in DBS Direct                                    (500,000)             0
                                                           -----------    -----------
Net cash used in investing activities                       (1,837,551)    (2,476,398)
                                                           -----------    -----------
Cash flows from financing activities:
- Net proceeds received from issuance of:
   common stock                                              3,757,000      3,934,595
- Bank credit line                                              19,606              0
- Issuance of notes, net of repayments                       2,616,464      1,584,798
- NHS cash acquired                                                  0        841,347
                                                           -----------    -----------
Net cash (used in)/provided by financing activities          6,393,070      6,360,740
                                                           -----------    -----------

Effect of foreign currency on cash                            (539,875)       160,582
Minority Interest                                              518,601              0
                                                           -----------    -----------
Net (decrease)/increase in cash and
cash equivalents                                            (1,058,476)       736,182

Cash and cash equivalents at beginning of period             1,504,921         13,104
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   446,445    $   749,286
                                                           ===========    ===========

See accompanying notes

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

1.    Cash paid during the periods presented for:

                               Nine Months Ended      Nine Months Ended
                                   June 30, 1999          June 30, 1998

      Interest                          $235,637                $42,879

      Taxes                                    0                      0

2. In June 1999 the Company issued 4,589,732 shares of its common stock as part payment for its investment in DSS Direct Connect, L.L.C. ("DBS Direct"). The Company paid a total consideration of $3,368,583 for its investment in DBS Direct made up as follows:

      Cash payment                                              500,000
      Issuance of 4,589,732 shares of common stock            6,038,821

                                                             ----------
                                                             $6,538,821
                                                             ----------

3. In June 1998 the Company issued 666,667 shares of its common stock in full satisfaction of a $500,000 promissory note. See Note 12 - Notes Payable.

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

In April 1997 the Company and TME jointly acquired Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. In December 1997 Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned jointly by the Company and TME, purchased 51% of the shares of common stock of NHS Australia Pty Limited ("NHS"). NHS purchased the net assets and business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. On May 14, 1998 the Company and TME jointly acquired Porkpine Limited, a business trading as Logan Leisure, which produces and sells discount shopping and services directories. On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel"), a company owned jointly by the Company and TME acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway, which is based in Sydney, Australia, is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TME jointly incorporated Countdown America, Inc. ("Countdown America") to establish a member benefits business in the United States and on November 17, 1998, Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. In November, 1998, Countdown launched an internet shopping program, Countdown Arcade. Finally, in June 1999, the Company and TME jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct") a US company having the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV and USSB, a leading provider of digital "direct-to-the-home" multi-channel video programming services.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - The Company (continued)

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, DBS Direct, Countdown America, Logan Leisure and Breakaway Travel, management of the Company and TME have announced their intention to pursue a merger of the two companies. The proposed merger is subject to approval by the respective boards of directors, fairness opinions by independent investment advisers and the approval of shareholders of both companies.

The Company commenced business operations in Sydney, Australia in November 1994.

As of June 30, 1999, the Company had the following equity interests in its direct subsidiaries and affiliates:

Name                                              Country of Incorporation      % Owned
----                                              ------------------------      -------
Transmedia Australia Pty Ltd                      Australia                     100
Transmedia Australasia Pty Ltd                    New Zealand                   100
Transmedia Australia Holdings Pty Ltd             Australia                      50
Transmedia Australia Travel Holdings Pty Ltd      Australia                      50
Countdown Holdings Limited                        UK                             50
Porkpine Limited                                  Channel Islands                50
Countdown America, Inc.                           United States                  50
DSS Direct Connect, L.L.C.                        United States                  50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and nine months ended June 30, 1999 and 1998 and the changes in cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Effective control over Transmedia Australia and Transmedia Travel is exercised by the Company and accordingly Transmedia Australia's accounts are consolidated in the accounts of the Company. Although the Company has significant influence over the operating and financial decisions of Countdown, DBS Direct, Countdown America and Porkpine, TME has effective control over the operations of those businesses. Accordingly, the operations of Countdown, DBS Direct, Countdown America and Porkpine are accounted for under the equity method in the financial statements of the Company.

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

The average exchange rates during the three and nine months ended June 30, 1999 and 1998 and the exchange rates in effect at June 30, 1999 and September 30, 1998 were as follows:

                                        UK Pound   Australian       Irish
                              Sterling ((pound))       Dollar        Punt
                              ------------------       ------        ----
Average exchange rates
----------------------
3 months ended June 30, 1999              1.6067       0.6539      1.3415
3 months ended June 30, 1998              1.6542       0.7697      1.5257
6 months ended June 30, 1999              1.6455       0.6374      1.4213
6 months ended June 30, 1998              1.6347       0.7810      1.5884

Closing exchange rate
---------------------
June 30, 1999                             1.5763       0.6611      1.4903
September 30, 1998                        1.6125       0.7251      1.4545

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

Both of these standards require comparative information to be restated. Results of operations and financial position are unaffected by implementation of these new standards.

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

Note 7. License Costs

The Company evaluates the carrying value of its investment in License Costs for impairment based on estimated future net cash flows generated by, and directly attributable to, the Transmedia License. If the estimated future net cash flows are less than the carrying value of the license costs, it is the policy of the Company to recognize the impairment and adjust the carrying value of the License Costs to their estimated fair value. In the opinion of management, there has been no permanent impairment of the License Costs as of June 30, 1999.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Companies

Investment in affiliated company comprises the Company's interest in Countdown, DBS Direct, Countdown America and Logan Leisure which are made up as follows:

                                                              June 30,  September 30,
                                                                  1999          1998
                                                           -----------    -----------
Countdown
     Cost of investment                                    $ 2,682,487    $ 2,682,487
     Cost of Option                                            171,860        171,860
     Share of profits/(losses)
     - From acquisition date to September 30, 1998            (854,216)      (854,216)
     - Nine months ended June 30, 1999                         108,576              0
     - Amortization of goodwill on investment                 (457,297)      (215,204)
     Amounts due from/(to) Countdown                           407,158        278,956
                                                           -----------    -----------
                                                           $ 2,058,568    $ 2,063,883
                                                           ===========    ===========
Porkpine Limited

     Cost of investment                                    $   896,797    $   896,797
     Additions                                                  25,575              0
     Share of profits/(losses)
     - From acquisition date to September 30, 1998             (60,889)       (60,889)
     - Nine months ended June 30, 1999                          35,378              0
     - Amortization of goodwill on investment                  (70,777)       (22,063)
                                                           -----------    -----------
                                                           $   826,084    $   813,845
                                                           ===========    ===========
Countdown America

     Cost of investment                                    $    24,967    $         0
     Share of profits/(losses)
     From inception to September 30, 1998                            0              0
     Nine months ended June 30, 1999                          (115,253)             0
     Amounts due from/(to) Countdown America                   140,475              0

                                                           -----------    -----------
                                                           $    50,189    $         0
                                                           ===========    ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9. Investment in Affiliated Companies (continued)

DBS Direct

     Cost of investment                               $6,538,821             $0
     Share of profits/(losses)
     Nine months ended June 30, 1999                     (10,000)             0
                                                     -----------            ----
                                                      $6,528,821             $0
                                                     ===========            ====

Note 10. Intangible Assets

Intangible assets primarily consist of the cost of the Transmedia License, net of amortization. The Transmedia License cost is being amortized on a straight line basis over its estimated useful life of fifteen years from the commencement of operations in November, 1994.


                                                        June 30,  September 30,
                                                            1999          1998
                                                     -----------    -----------
            Formation Expenses                       $       784    $       784

            Transmedia License                         1,840,790      1,840,790

            Less: Accumulated amortization              (840,235)      (768,277)

                                                     -----------    -----------
            Total                                    $ 1,001,339    $ 1,073,297
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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12. Notes Payable

On April 29, 1998 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $413,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $330,000) face amount, 8% promissory note payable on the same date.

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

As of the date hereof the Company has repaid the three 250,000 pounds sterling promissory notes in full, together with accrued interest. In addition, the holder of the 200,000 pounds sterling promissory note has been paid approximately $41,700 in part repayment and has agreed to give the Company additional time to repay the balance of the note together with accrued interest. The Company granted such note holder a conversion privilege to convert the balance of the note, together with accrued interest, into shares of common stock at a conversion price of $.75 per share.

During the course of negotiations with the note holders, the Company granted two of the 250,000 pounds sterling note holders an additional warrant each to purchase 41,660 shares of common stock and agreed to adjust the exercise price of all warrants issued to all note holders from $2.00 to $1.00.

On November 17, 1998 the Company entered into a One Year Secured Promissory Note ("Note") in the principal sum of $3.4 million executed with FAI General Insurance, a shareholder of the Company and TME. Interest on the Note accrues at the rate of 10% per annum and is payable quarterly in arrears. The Note is secured by a charge over Transmedia Australia and is guaranteed by TME. The Note is repayable on November 16, 1999. The Note holder received a three-year warrant to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $1.00 per share. In addition the Company agreed to exchange warrants to purchase 633,366 shares of common stock, exercisable at prices between $1.00 and $1.40, for a warrant to purchase 633,366 shares at an exercise price of $1.00.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12. Notes Payable (continued)

On February 5, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $500,000 face amount zero coupon promissory note payable on March 5, 1999. The note holder received a three-year warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.25 per share. The warrant is exercisable at any time after issuance through February 4, 2002. The Company failed to pay the note on the due date but the note holder agreed to extend the repayment date to June 21, 1999. In consideration for the additional time to repay the note, the Company granted the note holder the right, prior to repayment, to convert the note in whole or in part into shares of common stock of the Company at a conversion price of $.75 per share. On June 18, 1999, the note holder exercised his conversion privilege and the Company issued 666,667 shares of its common stock in full satisfaction of the note.

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

On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date hereof the Company has sold 3 million shares of common stock at $.75 per share, resulting in net proceeds to the company of $2.25 million.

On June 18, 1999 the holder of a $500,000 promissory note exercised his conversion privilege and converted such promissory note into 666,667 shares of the Company's common stock, a price of $.75 per share. See Note 12 - Notes Payable.

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

On June 15, 1999 the Company and TME jointly acquired DBS Direct. DBS Direct is a US corporation with the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV and USSB, a leading provider of digital "direct-to-the-home" multi-channel video programming services. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,589,732 shares of the common stock of the Company plus $500,000 in cash. TME paid a consideration of 4,831,057 shares of its common stock and $500,000 in cash for the remaining 50% of DBS Direct. See the Company's Current Report on Form 8-K dated June 15, 1999.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15. Related Parties

Amounts due from related parties comprise the following:

                                                        June 30,  September 30,
                                                            1999          1998
                                                     -----------    -----------
      Related Party

      Transmedia UK                                      318,634        383,507

      Conestoga Partners Inc.                             26,260         26,260

      International Advance                                    0        140,000

      Paul Harrison                                       59,037         42,149
                                                     -----------    -----------
      Total                                             $403,931       $591,916
                                                     -----------    -----------

Amounts due to related parties comprise the following:

                                                        June 30,  September 30,
                                                            1999          1998
                                                     -----------    -----------
      Related Party

      J. V. Vittoria                                   1,227,507      1,182,137

      TMNI                                               336,754        287,533

      Transmedia Europe, Inc.                            151,306      2,454,716
                                                     -----------    -----------
      Total                                           $1,715,567     $3,924,386
                                                     -----------    -----------

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

The following table summarizes securities that were outstanding at June 30, 1999 and 1998 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                        June 30,       June 30,
                                                            1999           1998
                                                     -----------    -----------

      Stock options and warrants                       8,755,465      2,865,509

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

General

The business of the Company is the design and supply of a range of member benefit programs to corporations, affinity groups and individuals on an international scale. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits business. As a result the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown, DBS Direct, Countdown America and Logan Leisure, has an interest in business operations in Europe and elsewhere. In addition, in November 1998 Countdown launched its transactional web site business, Countdown Arcade.

The future success of the Company is primarily dependent upon its ability to develop and expand its current business operations by increasing their membership base, broadening the range of member benefit programs offered and migrating its products to the internet. Management continues to actively recruit senior executives to strengthen the management team to facilitate such development and expansion.

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

Results of Operations

Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998

The Company generated revenues of $995,143 (1998: $1,539,076) in the three months ended June 30, 1999, a decrease of $543,933 or 35.3% over the corresponding period in 1998. NHS generated revenues of $593,700 (1998:
$1,159,398) and Breakaway generated revenues of $249,835 (1998: $103,199 from May 22 the date of acquisition to June 30, 1998). The decrease in NHS revenues is due to a number of corporate clients not renewing their help-line service contracts when they expired. Management has taken steps to improve sales and marketing in this division and is actively pursuing potential clients to replace lost accounts. The restaurant charge card business recorded a decline in revenues of $124,871 to $151,608 due to lower card usage by cardholders and a reduction in the participating restaurant base.

Cost of sales totaled $223,907 (1998: $208,555) for the three months ended June 30, 1999, generating a gross profit percentage of 77.5% (1998: 86.4%). The decrease in gross profit percentage is due to the impact of the revenue decline in the high margin NHS business, which was only partially offset by the impact of Breakaway Travel which generates a gross profit of 100% on its travel commission revenues. NHS achieved a gross profit of 76.6% (1998: 94.9%) and the restaurant card business 43.8% (1998: 46.1%).

Selling, general and administrative expenses totaled $1,477,377 (1998:
$1,792,493) for the three months ended June 30, 1999, a decrease of $315,116 or 17.6% over the corresponding period in 1998. Adjusting such decrease for the impact of Breakaway ($211,964) which was acquired in May 1998, the Company recorded a year on year decrease in selling, general and administrative expenses in pre-existing operations of $527,080. Selling, general and administrative expenses of NHS decreased by $324,218 as compared to the corresponding period in 1998. NHS recorded expense decreases in a majority of cost categories, most significantly in payroll and communication costs. Selling, general and administrative expenses in the restaurant card business were marginally ahead of 1998 levels and head office costs showed a net decrease of $228,229 over prior year levels. The net decrease in head office selling, general and administrative expenses comprised increases in depreciation and amortization charges $15,558, payroll costs $151,828 and professional fees $116,226 which were offset by the impact of office relocation expenses of $468,184 incurred in 1998.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown America and Logan Leisure were $56,529, $(10,000), $(30,095) and $(3,425) respectively for the three months ended June 30, 1999 (1998:
$(169,414), nil, nil and $1,986).

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Nine Months ended June 30, 1999 compared to Nine Months ended June 30, 1998

Revenues totaled $3,030,012 (1998: $3,291,867) for the nine months ended June 30, 1999, a decrease of $261,855 or 7.9% as compared to the corresponding period in 1998. NHS recorded a decrease in revenues of $404,990 (excluding the affect of only being consolidated for 7 months in the corresponding period in fiscal
1998) which was offset by the impact of Breakaway. Breakaway revenues were $571,808 higher in the nine months to June 30, 1999 because Breakaway was consolidated for only 8 days in the corresponding period in fiscal 1998. The restaurant charge card business recorded a decline in revenues of $428,673 to $612,349 due to lower card usage by cardholders and a reduction in the participating restaurant base.

Cost of sales totaled $635,196 (1998: $786,913) for the nine months ended June 30, 1999 resulting in a gross profit percentage of 79.0% (1998: 76.1%). The increase in gross profit percentage reflects the impact of the 100% gross margin of Breakaway. The gross profit percentage achieved in the period by NHS was 81.7% as compared to 48.3% in the restaurant card business. In the corresponding period in 1998 NHS achieved a gross profit percentage of 90.9% and the restaurant card business 43.2%.

Selling, general and administrative expenses totaled $4,537,570 (1998:
$5,593,490) for the nine months ended June 30, 1999, a decrease of $1,080,783 or 19.3% over the corresponding period in 1998. Selling, general and administrative expenses for the nine months ended June 30, 1998 included $1,258,089 in respect of sign-on fees paid to the former executive directors of NHS. Excluding the impact of such sign-on fees and Breakaway which was acquired on May 22, 1998, selling, general and administrative expenses decreased by $572,488 in the nine months ended June 30, 1999 as compared to the corresponding period in 1998. NHS, despite being consolidated for only 7 months in fiscal 1998, recorded a decrease in selling, general and administrative of $100,048 primarily in the areas of communication costs, property costs and professional fees. The restaurant card business recorded cost reductions totaling $131,561 across all expense categories. Head office selling, general and administrative expenses were $340,879 lower than in fiscal 1998 excluding the impact of the sign-on fees referred to above. Such decrease primarily comprised office relocation costs $180,562, restaurant card royalty costs $42,777 and property costs $27,815.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown America and Logan Leisure were $108,576, $(10,000), $(115,253) and $35,378 respectively for the nine months ended June 30, 1999 (1998: $(163,436), nil, nil and $1,986).

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                           Nine Months Ended
                                           -----------------
                                     June 30, 1999    June 30, 1998
Cash (used in)/provided by
Operating Activities                   $(5,095,394)     $(3,309,012)

Cash used in
Investing activities                   $(1,837,551)     $(2,476,398)

Cash provided by financing
Activities                              $6,393,070       $6,360,740

The Company incurred a net loss of $2,278,140 in the nine months ended June 30, 1999, which when adjusted for non-cash items resulted in funds used in operating activities totaling $5,095,394, net of working capital movements. Non-cash items comprised depreciation and amortization charges $479,791, the Company's share of profits of affiliates of $18,701, provision against irrecoverable restaurant credits $15,298 and a release of provision for bad debts of $8,286.

Net cash used in investing activities of $1,837,551 comprised the cash elements of the Company's investment in Transmedia Australia to complete the acquisition of NHS ($1,233,451), the Company's investment of $50,542 in its affiliates Countdown America ($24,967) and Porkpine ($25,575) and the cash element of its investment in DBS Direct. In addition, the Company invested $33,962 in fixed assets in the nine months ended June 30, 1999. In the corresponding period in 1998 net cash used in investing activities comprised the cash element of the Company's investment in Transmedia Australia to acquire NHS ($1,678,688), the cash element of its investment in Porkpine ($570,547), its acquisition of Breakaway ($83,748) and $143,415 invested in fixed assets.

To meet its cash requirements during the nine months ended June 30, 1999, the Company sold in aggregate 4,542,666 shares of its common stock in equity private placements, resulting in net proceeds to the Company of $3,757,000. In addition, in November 1998 the Company raised $3.4 million through the issuance of a One-Year Secured Promissory Note (see Note 12 to the unaudited consolidated financial statements).

During the nine months ended June 30, 1999 and prior periods the Company has relied on the net proceeds of equity placements and short-term debt financing to fund its operating needs and investments. Management has taken steps to reduce the amount of cash used by operations, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short-term. Accordingly, the Company will require further capital infusions in order to meet its loan repayment commitments and the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management believes that sufficient funds will be available for the Company to operate in the foreseeable future and meet its loan repayment obligations. However there can be no assurance given that the Company will be able to obtain such funding.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the single product offered, the Transmedia dining card. However, in recent years the Company and TME have worked closely to implement a strategy to create a broader based international member benefits business and to migrate such business interests to the internet where appropriate. As a result, the Company currently has established business operations in Australia and New Zealand and through its affiliates, Countdown, DBS Direct, Countdown America and Logan Leisure, has an interest in business operations in the United States, Europe and elsewhere.

The Company and TME have recently acquired DBS Direct and established business operations in the United States. Additionally, in November 1998 Countdown launched its transactional web site business, Countdown Arcade. Management believes that after completion of the proposed merger with TME, the Company and TME will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three and nine months ended June 30, 1999, a situation which is expected to continue for foreseeable future. The business of Breakaway is to some extent seasonal. However, the Company has no basis at this time on which to project the effects, if any, on its business as a whole.

Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues was made in the Company's Annual Report on Form 10-K for the year ending September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Management are not aware of any lawsuits or claims pending against the Company or any of its subsidiaries.

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

On February 5, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $500,000 face amount zero coupon promissory note payable on March 5, 1999. The proceeds of the placement were used to meet debt repayment obligations and for working capital generally. The Company failed to pay the note on the due date but the note holder agreed to extend the repayment date to June 21, 1999. In consideration for the additional time to repay the note, the Company granted the note holder the right, prior to repayment, to convert the note in whole or in part into shares of common stock of the Company at a conversion price of $.75 per share. On June 18, 1999, the note holder exercised his conversion privilege and the Company issued 666,667 shares of its common stock in full satisfaction of the note.

On May 11, 1999 the Company commenced an equity private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of the date hereof the Company has sold 3 million shares of common stock at $.75 per share, resulting in net proceeds to the company of $2.25 million. The proceeds of the placement were used to pay the cash element of the Company's investment in its affiliate, DBS Direct, to meet debt repayment obligations and for working capital generally.

See also Item 3 "Default Upon Senior Securities" below.

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

As of the date hereof the Company has repaid the three 250,000 pounds sterling promissory notes in full, together with accrued interest. In addition, the holder of the 200,000 pounds sterling promissory note has been paid approximately $41,700 in part repayment and has agreed to give the Company additional time to repay the balance of the note together with accrued interest. The Company granted such note holder a conversion privilege to convert the balance of the note, together with accrued interest, into shares of common stock at a conversion price of $.75 per share at any time prior to repayment.

During the course of negotiations with the note holders, the Company granted two of the 250,000 pounds sterling note holders an additional warrant each to purchase 41,660 shares of common stock and agreed to adjust the exercise price of all warrants issued to all note holders from $2.00 to $1.00.

On February 5, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $500,000 face amount zero coupon promissory note payable on March 5, 1999. The note holder received a three-year warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.25 per share. The warrant is exercisable at any time after issuance through February 4, 2002. The Company failed to pay the note on the due date but the note holder agreed to extend the repayment date to June 21, 1999. In consideration for the additional time to repay the note, the Company granted the note holder the right, prior to repayment, to convert the note in whole or in part into shares of common stock of the Company at a conversion price of $.75 per share. On June 18, 1999, the note holder exercised his conversion privilege and the Company issued 666,667 shares of its common stock in full satisfaction of the note.

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      Acquisition of DSS Direct Connect, L.L.C. on June 15, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSMEDIA ASIA PACIFIC, INC.


By: /S/ Paul Harrison
-----------------------------------
President