Form 10-K
period 1999-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 2000-01-13
CIK 925063

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _________________

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

           Securities registered pursuant to Section 12(g) of the Act

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999 was $99,636,236 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

Number of shares outstanding of the Registrant's Common Stock as of December 31,
                              1999 was 34,018,298.

                    Documents incorporated by reference: None

                          Transmedia Asia Pacific, Inc.

                 Form 10-K for the year ended September 30, 1999

                                      Index

                                                                         Page

PART I

   Item 1.  Business                                                       3
   Item 2.  Properties                                                    14
   Item 3.  Legal Proceedings                                             15
   Item 4.  Submission of Matters to a Vote of
            Security Holders                                              15

PART II

   Item 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters                                   16
   Item 6.  Selected Financial Data                                       19
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           20
   Item 7A. Quantitative and Qualitative Disclosure
            About Market Risk                                             25
   Item 8.  Financial Statements and Supplementary Data                   25
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           25

PART III

   Item 10. Directors and Executive Officers of the Registrant            27
   Item 11. Executive Compensation                                        29
   Item 12. Security Ownership of Certain Beneficial
            Owners and Management                                         32
   Item 13. Certain Relationships and Related Transactions                33
   Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                           34

Signatures                                                                35

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

ITEM 1. BUSINESS.

Transmedia Asia Pacific, Inc. ("the Company") is a global provider of membership-based consumer and business services through its subsidiaries and affiliates. These services are primarily marketed to major corporations providing specifically designed loyalty programs to aid customer acquisition, activation and retention. The Company's various member benefit programs are currently offered in 28 countries and globally via the internet. The Company estimates that it currently has over 9 million members participating in its various loyalty programs.

History

The Company was incorporated under the laws of the State of Delaware in March 1994. On May 2, 1994 the Company acquired the right, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994, an exclusive license ("License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Transmedia Network, Inc. ("Network") to establish and operate a discount restaurant charge card business in clearly defined geographical areas. The License is currently limited to Australia and New Zealand (the "Licensed Territories"). The Company commenced operations as a discount restaurant charge card business in Sydney, Australia in November 1994. Network was issued 590,790 shares of common stock, par value $.00001 per share ("Common Stock") of the Company, as part consideration for the License and has the right to designate one director to the board of directors of the Company, which right has not currently been exercised. Additionally, under the License Agreement certain changes in key executives and principal shareholdings in the Company require the prior written approval of Network.

Through 1996 the operations of the Company consisted of a discount restaurant charge card business in Australia. In 1996 management decided to expand the Company's operations by providing broader based "member benefits" to its corporate clients and individual members. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. The Company has worked closely with Transmedia Europe, Inc. ("TME") for a number of years. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and certain other countries outside of Europe. TME commenced operations in the United Kingdom in January 1994. TME made a similar strategic decision. As a result the Company and TME jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. See "Countdown". In December 1997 the Company and TME acquired control of NHS Australia Pty Limited ("NHS"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. See "Nationwide Helpline Services".

The Company and TME on May 14, 1998 jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. See "Logan Leisure". On May 22, 1998 the Company and TME jointly acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. See "Breakaway". In July 1998 the Company and TME jointly established Countdown America, Inc. ("Countdown USA"), to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA") a provider of discounted mail order and retail pharmacy products as well as other benefit programs such as discounted eyewear, dental services and leisure products. On November 17, 1998 Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. Finally, on June 15, 1999 the Company and TME jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct"), a marketer and full-service installer of DirecTV in the United States. See "DBS Direct".

Recent Developments

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, DBS Direct, Countdown USA, Logan Leisure and Breakaway Travel, management of the Company and TME assessed the rationale of a merger of the two entities. Management believed that keeping the two companies distinct and separate was not appropriate or advantageous to shareholders and therefore on December 28, 1999 the Company and TME executed a definitive merger agreement. ("Merger Agreement"). Under the terms of the Merger Agreement, the Company will issue one share of its common stock for each share of common stock of TME. The merger, which is expected to be completed in the second quarter of 2000, is subject to a number of conditions, including shareholder approval. The Company and TME each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

The Company currently holds the rights to the License with respect to Australia and New Zealand. The Company is engaged in discussions with Network for many months with a view to terminating the License Agreement. The principal terms of the proposed termination agreement ("Termination Agreement") are that the Company give up its rights under the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000, forgiveness of past due royalty payments under the License Agreement in the sum of approximately $43,000 and return to the Company of the balance of shares of Common Stock issued to Network and still owned by Network. The Company believes that termination of the License Agreement is in the best interests of the Company because the License Agreement is no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company has no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company will derive direct financial benefit from the proposed

Termination Agreement. There can be no assurance given however that the proposed Termination Agreement will be executed or that the terms will not change materially in the final stages of negotiation with Network.

Current Business Operations

The business of the Company comprises four segments: (i) member benefits/loyalty marketing, (ii) e-commerce and internet services, (iii) travel services and (iv) direct marketing.

Member Benefits/Loyalty Marketing Business

The Company's member benefit business is comprised of Nationwide Helpline Services and the Restaurant Card and the various discount benefits offered by its affiliates Countdown, Countdown USA and Logan Leisure. The Company is increasingly positioning its member benefit business as a loyalty and affinity marketing service to its corporate clients.

Nationwide Helpline Services

The Company has effective control over these operations and accordingly the operations are consolidated in the financial statements of the Company. The NHS member benefit programs consist primarily of telephone helpline services, credit card registration and international medical case management and repatriation services. The NHS telephone helpline services include telephone advice lines covering legal, tax and accounting issues as well as some medical and home emergency problems. NHS through a wholly owned subsidiary, IMAN, also provides international medical case management and repatriation services for travelers on behalf of a number of major insurance companies.

NHS is a loyalty marketing business which sells its member benefit programs on a wholesale basis to a wide range of corporations who typically brand the services under their own name. The programs offered by NHS enable it's corporate clients to provide additional benefits to their own customer base. As of September 30, 1999 NHS had approximately 2.3 million members entitled to use the services.

The Telephone Helpline Services business operates through NHS's retention of the services of outside lawyers, accountants and others ("Service Providers") to provide a fixed amount of free advice to its members over the telephone. NHS pays a retainer to such Service Providers in return for their being available to provide advice to members. In addition to the retainer, Service Providers hope to benefit by securing new clients when a member requires assistance beyond the initial telephone advice. Members are recruited through NHS's sale of its Telephone Helpline Services to corporations such as banks and insurance companies who make it available to their customers as a benefit to their own customers. NHS contracts to provide the Telephone Helpline Services to its corporate clients for a period of 1 to 3 years. Such corporations benefit by retaining existing customers and/or gaining new customers through offering a product not offered by their competitors. NHS charges client corporations an annual fee per customer. In order to provide the Telephone Helpline Services NHS operates a 24-hour call center. The call center receives calls from members and then redirects the call to the relevant Service Provider. Members are given a unique telephone number for each category of help/advice offered. In addition, such unique telephone numbers are different for each corporate client enabling the call center to answer member calls as the corporate client's helpline service. Members can be connected to the same advisor each time they call if a matter is on going. The range of help/advice offered is broad, covering all types of legal, tax and accounting issues that members may encounter in their daily lives. In addition, NHS offers a stress and bereavement counseling service and help and advice on a broad range of other issues from home emergency, home maintenance and security to credit card registration and social security advice.

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

Restaurant Charge Card

The restaurant card is a charge card used by a cardholder in lieu of a credit card to pay for purchases at participating restaurants. Using the restaurant card for such purchases entitles the cardholder to a 25% discount on the food and beverage element of purchases made at participating restaurants (i.e. the total purchase price excluding taxes and service). The restaurant card charges are collected from a credit card nominated by the cardholder when the restaurant card is first issued.

Pursuant to the terms of the License Agreement the Company is authorized to engage in the restaurant charge card business within the Licensed Territories in the same manner that Network operates in the United States. Under the License Agreement the Company must pay royalties to Network and certain changes in key executives and principal shareholdings in the Company require the prior written approval of Network. The Company's restaurant cardholders and cardholders of Network and its franchisees can use the restaurant card in all territories covered by the Company, Network and its franchisees. The Company realizes all financial benefits from restaurant card usage within the Licensed Territories but no financial benefit from usage outside the Licensed Territories. Upon termination of the License Agreement, the Company's business will be independent of Network's and only the Company's cardholders may use the service.

The restaurant charge card business operates as follows:

o The Company identifies restaurants suitable to participate in the program and negotiates an agreement with them pursuant to which they agree to become participating restaurants.
o The Company advances cash ("Restaurant Credits") to such Participating Restaurants.
o An individual becomes a cardholder ("Cardholder") by completing an application at which time they nominate a credit card through which charges incurred using the restaurant charge card are recovered.
o Restaurant Credits entitle the Company to food and beverage at twice the value of the Restaurant Credit referred to as "Food and Beverage Credits". In effect the Company purchases food and beverage in advance at a 50% discount for its cardholders.
o The Company recovers Food and Beverage Credits when food and beverage is purchased at full retail value at Participating Restaurants by Cardholders using their restaurant card.
o As food and beverage is purchased by Cardholders, the Food and Beverage Credits outstanding are reduced by the retail value of such purchases and the Restaurant Credits outstanding are reduced by one-half of such Food and Beverage Credits used. The Company recovers the total value of the purchase made from the Cardholder's credit card.
o The Company pays over to the Participating Restaurant the tax and service elements of the total purchase.
o The Cardholder receives a credit equal to 25% of the value of the food and beverage purchased.
o     The Company retains the balance.

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

The Company currently operates in Australia and New Zealand, and is not licensed to expand beyond these countries. As of September 30, 1999, the Company had approximately 120 (1998: 175) participating restaurants ("Participating Restaurants") and approximately 14,752 (1998: 29,048) cardholders in Australia.

Countdown

Although the Company has significant influence over the operating and financial decisions of Countdown, TME has effective control over the operations of Countdown. Accordingly, Countdown's operations are accounted for under the equity method in the financial statements of the Company.

The Countdown business is primarily a membership-based business which arranges discounts with major suppliers of goods and services for its members. Countdown has approximately 7 million members and approximately 75,000 participating merchants in 28 countries. The Countdown business described below has been dramatically expanded as an e-commerce and internet-based business as separately described later in this section.

Countdown markets membership on a retail and corporate basis. Retail marketing involves selling membership to individuals. Memberships sold on this basis represent a very small portion of total membership. Members pay an annual membership fee, currently approximately $83, which entitles them to a Countdown card. Members present their Countdown card at the point of sale when making purchases from participating merchants. Presentation of the Countdown card entitles the cardholder to a discount, at the time of purchase, of between 5% and 50% off the merchant's normal selling price. When members receive their Countdown card they also receive a directory of participating merchants. Directories are prepared on a geographical and product and service basis, enabling Countdown to supply a directory of participating merchants to cardholders specific to the geographical area in which the cardholder lives.

Corporate membership marketing involves the sale of membership packages to corporations, professional organizations, trade unions, etc. In essence corporate marketing is a loyalty marketing service provided to corporate clients. In the case of corporate loyalty marketing, the group or organization purchases a tailored membership for its own customers, members or employees. Such customers, members or employees receive a Countdown card (typically a co-branded card) and a directory for use as in the case of individual membership described above. The annual fee charged on a wholesale basis is typically 10% or less of the individual annual membership fee.

Countdown has approximately 75,000 participating merchants worldwide from over 45 different retail categories including clothing, household and leisure goods and services. Countdown does not pay or receive any fee or royalty to or from participating merchants. Countdown benefits from merchant participation by being able to offer a wider range of discount opportunities to its members. Participating merchants are carefully selected and benefit by attracting incremental business.

Countdown also operates a voucher system with United Kingdom based participating merchants and others. This segment of the business involves Countdown purchasing gift vouchers from major retailers which can be used to pay for goods and services at such major retailer's outlets. Countdown sells such vouchers to its members who can use the vouchers at face value to make purchases from the issuing retailer. These vouchers are typically sold by Countdown to its members at a discount from face value of approximately 5% - 10%.

Logan Leisure

Although the Company has significant influence over the operating and financial decisions of Porkpine, TME has effective control over the operations of Porkpine. Accordingly, the operations of Porkpine are accounted for under the equity method in the financial statements of the Company.

Porkpine operates two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Both businesses produce and sell books of vouchers ("Voucher Directories") which entitle the holder to discounts and savings on a range of products and services including hotel accommodation, restaurants, golf clubs and general merchandise. Logan Leisure in Northern Ireland and Logan Leisure and Entertainment in the Republic of Ireland negotiate discounts from a range of suppliers of goods and services who agree to the inclusion of a voucher representing such discount in the Voucher Directory. Voucher Directories are produced annually and are sold to consumers for approximately $160. To take advantage of a particular discount, the consumer extracts the relevant voucher from the Voucher Directory and presents it to the merchant at the point of sale with his or her membership card.

Countdown USA

Although the Company has significant influence over the operating and financial decisions of Countdown USA, TME has effective control over the operations of Countdown USA. Accordingly, the operations of Countdown USA are accounted for under the equity method in the financial statements of the Company. On March 23, 1999 Countdown USA changed its name to Countdown USA, Inc.

Healthcare products and services are the cornerstone of the Countdown USA benefits program. Such products and services include mail order and retail pharmacy, eye care and hearing products, medical supplies and equipment. In November 1998 Countdown USA acquired the membership base and certain assets of NAMA. The acquisition provided Countdown USA with an established membership base as well as a defined set of benefit packages. Additionally, the acquisition included a series of contracts pursuant to which NAMA provides customized benefit packages, on a wholesale basis, to other membership based organizations and corporations throughout the United States.

Travel Services Business

The Company's travel services business of Teletravel and Breakaway. Travel products offered through Teletravel, include the sale of packaged vacations, airline tickets, hotel accommodation and travel related products such as insurance. Although TME has significant influence over the operations and financial decisions of Teletravel and Breakaway, the Company has effective control over the operations of these businesses. Accordingly, the operations of Teletravel and Breakaway are consolidated in the financial statements of the Company.

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

Breakaway Travel

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

E-Commerce and Internet Services Business

In November 1998 the Company and TME launched an internet shopping and services program, Countdown Arcade. Management believes that the development of an e-commerce business is key to the future success and growth of the Company. Management further believes that the Countdown-Arcade can be developed to become a full online international shopping web site offering a broad range of merchandise and services at discounted prices by utilizing the existing Countdown participating merchant base. The Countdown Arcade, can be found at http://www.countdownarcade.com. As of the date hereof, the Countdown-Arcade offers the ability to purchase over the internet a range of consumer products from UK suppliers.

New products and services are added continuously. In addition, members have the ability to search for merchandise on a country-by-country basis through Countdown-Arcade link to the Countdown database of participating merchants outside the UK. The Countdown-Arcade includes a variety of consumer products at deeply discounted prices as well as a number of services including discounted gift vouchers and a full on-line travel service.

The Countdown Arcade is available to both members and non-members of the Countdown program. However, while non-members can make purchases, they cannot take advantage of the discounts offered unless they become a Countdown member, which they can do over the internet at any time.

The Countdown-Arcade is also offered as a co-branded product to add additional services to third party web sites. The software developed is totally proprietary to the Company and TME and offers the opportunity for licensing to third parties on a global basis.

Management believes that the Company's move into e-commerce will generate new revenues from transaction commissions on products and services sold, as well as advertising revenues from corporate sponsors.

Direct Marketing Business

On June 15, 1999 the Company and TME purchased DSS Direct Connect, L.L.C. ("DBS Direct"). Although the Company has significant influence over the operating and financial decisions of DBS Direct, TME has effective control over the operations of DBS Direct. Accordingly, the operations of DBS Direct are accounted for under the equity method in the financial statements of the Company.

DBS Direct is headquartered in Seattle where it commenced operations in July 1998. DBS Direct has the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV, the leading providers of digital, "direct-to-the-home" multi-channel video programming services. The DBS Direct contracts with DirecTV and its programming partner will allow it to become the first nationwide telemarketing, door-to-door sales, and full-service installer of DirecTV's Digital Broadcast Satellite in the United States. DBS Direct has three contracts with DirecTV, one covering Single Family Units ("SFU's"), one covering Multi-Dwelling Units ("MDU's") and the third covering commercial establishments such as hotels and restaurants. The "SFU" contract grants DBS Direct the right to an initial coverage area which includes 12 major metropolitan markets in the United States, representing approximately 25 million television households, or 25% of the total television households in the United States. DirecTV will add additional SFU markets to the DBS Direct SFU coverage upon successful launch of its services in currently contracted markets. The "MDU" contract grants DBS Direct the entire continental United States as its territory, an additional 25 million television households.

As of the date hereof DBS Direct has three sales offices, two in Seattle and one in Chicago. In addition, DBS Direct has appointed two franchisees, one in Los Angeles and one in Phoenix, Arizona. DBS Direct pays a commission to its franchisees for each DirecTV system sold.

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

The cash portion of the purchase price was funded by a $1,000,000 loan from Mr.
J. Vittoria, a director and shareholder of the Company. The loan, which bears interest rate of 12% per annum, was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan has been converted to a demand loan callable on 60 days notice. Interest continues to accrue at 12% per annum. The loan is collateralised by a pledge of the Company's entire interest in Countdown. In consideration for the loan, the Company granted to the lender a five-year warrant to purchase 138,596 shares of Common Stock at $1.13 per share, the market price of the shares at the time, and granted piggyback registration rights with respect to such shares.

In order to obtain the consent of Network to the Acquisition, the Company and TME each agreed to pay $125,000 in cash to Network. In addition, the Company and TME jointly issued to Network a promissory note in an aggregate joint principal amount of $500,000, payable on April 2, 1998 and bearing interest at the rate of 10% per annum. The promissory note is convertible at the holder's option into $250,000 in value of Common Stock of each issuer at the rate of $1.20 per share. The note is currently in default. However, the Company has been in discussions with Network for forgiveness of the promissory note together with accrued interest.

NHS

On December 2, 1997, Transmedia Australia purchased 51% of the shares of common stock of NHS. NHS purchased the net assets and business of Nationwide. The total consideration paid by Transmedia Australia for its 51% interest in the equity capital of NHS was Aus$6,000,000 (approximately $4,290,000 as of December 2,
1997). Transmedia Australia also agreed to purchase the balance of the equity capital of NHS for Aus$2,500,000 (approximately $1,787,500) on June 30, 1998 with the right to extend such obligation ("Balance Obligation") until September 30, 1998. Transmedia Australia agreed to pay interest at 5% per annum on the Balance Obligation for the three months ended September 30, 1998. Transmedia Australia exercised the extension right. In addition, the Company and TME agreed to pay Aus$4,000,000 in sign-on fees to the two former executive directors of Nationwide, payable in two equal installments. The first installment was payable on January 31, 1998 and the second installment was due for payment on June 30, 1998 but was deferred until September 30, 1998.

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

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between the Company and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Promissory Note holder received a three-year warrant to purchase 1 million shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TME. Such warrants were exchanged by TME for a new warrant on the same terms as those of the Company. Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Promissory Note holder and the

Company executed a new note representing the balance of principal of $3 million. The new note is payable on February 15, 2000 and bears interest at the rate of 10% per annum payable at maturity. The new note is secured by a charge over Transmedia Australia and is guaranteed by TME.

DBS Direct

On June 15, 1999 the Company and TME each purchased 50% of DBS Direct.

The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TME. The consideration paid by the Company for its 50% interest in DBS Direct comprised 4,589,732 shares of Common Stock. TME paid 4,831,057 shares of its common stock for the remaining 50% DBS Direct. In addition the Company and TME each contributed $500,000 to the capital of DBS Direct at the closing of the Acquisition. Such capital contribution was used to repay existing indebtedness of DBS Direct. Additionally, the Company and TME agreed to each contribute a further $1 million to the capital of DBS Direct to fund the expansion of its network of sales offices nationally. As of the date hereof such additional capital contributions have been advanced in full by the Company and TME.

Pursuant to the terms of the Acquisition Agreement, William D. Marks entered into an employment agreement with DBS Direct and joined the board of directors of the Company and TME. Mr. Marks resigned as a director of TME on October 25, 1999. The employment agreement is for a period of three years and provides for an annual salary of $175,000. Mr. Marks will serve as President of DBS Direct. The employment agreement also provides for participation in any incentive stock option plans that may be established in the future by the Company and TME.

Competition

The "membership based" benefits and loyalty marketing business is highly competitive. The Company competes with a number of other operators, both internationally and in the individual countries in which it operates. The Company's competitors range from small private companies to major corporations who collectively offer a full range of "membership based" benefit programs. Such benefit programs include discount shopping, hotel accommodation, travel, dining, and leisure activities. Additionally, the Company competes with other telephone helpline service operators and loyalty reward programs such as "air miles".

In its Restaurant Card business the Company competes against other discount programs. Competitors include programs offered by credit card companies such as American Express, Visa, Mastercard and Diners Club. Additionally, other companies offer different kinds of discount programs. The Company is not aware of any restaurant discount charge card business, similar to that of the Company, in the Licensed Territories at this time. The unique nature of the restaurant discount charge card is the principal method used to secure business. However, there can be no assurance given that new entrants will not enter the market in the future.

NHS competes with other helpline service providers and membership based benefit providers. NHS also competes with its product and service providers who promote their businesses independently of their arrangements with NHS. The principal methods used by NHS to compete effectively are beneficial prices, quality of service and the range of products and services offered. The market sector serviced by NHS is highly attractive to new entrants, particularly insurance and financial services providers who are seeking to diversify their product offerings.

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

The Company's affiliate, Countdown, competes directly with a full range of discount shopping programs offered by a number of other operators. The Company believes that the Countdown program, with over 75,000 participating merchants in 28 countries, is broader based than the programs offered by its competitors. Management believes that the size of its merchant base, the international spread of such merchants and its varied communication channels such as in-store shopping, special offers, telephone shopping services and the internet, give Countdown an advantage over its competitors. Such merchant base and program pricing are the principal methods used by Countdown to retain existing business and secure new business opportunities over its competitors.

The e-commerce and internet services business is also highly competitive. While the Company's e-commerce business competes with other online discount shopping and services businesses, management believes that the combination of its proprietary software, its international network of merchants and the range of product and service providers uniquely position the Company in this sector.

DBS Direct competes with retail distributors of DirecTV in the United States. However, its position as a full service marketer of the DirecTV product differentiates it significantly from its competitors. Retail sellers of DirecTV appeal strongly to "single family unit" homes who tend to install the product themselves. DBS Direct's position as a provider of a "one-stop-shop" DirecTV solution covering direct sales to distribution and installation is targeted at the high-value more complex requirement of a multi TV household.

The Company is not aware of any dominant operators in its business sector and geographical markets. However, many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

Intellectual Property

The Company operates its restaurant card business pursuant to the rights acquired through the License Agreement with TMNI. While the License Agreement grants the Company the right to use certain proprietary software and systems, the Company found it necessary to develop its own systems and practices for sales tax and other considerations. Accordingly, the Company is not reliant on the License Agreement for the conduct its day-to-day operations. However, TRANSMEDIA is a registered trademark and therefore the Company relies on the rights it acquired under the License Agreement to use such trademark and such other trademarks and service marks as Network may apply for in the Licensed Territories.

Countdown is a registered trademark of the Company's affiliate, Countdown Holdings Limited. Countdown has been established for over 28 years and management believes that the business of Countdown is, to some extent, dependent on the consumer goodwill and the recognition attaching to the Countdown name. The trademark is registered and protected in all countries of operation. Countdown-Arcade operates using proprietary software developed in-house and wholly owned by the Company and TME.

Employees

As of September 30, 1999 the Company employed 48 full-time employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

The Company currently leases office space totaling approximately 11,000 square feet at 19-31 Pitt Street, Sydney, Australia ("Pitt Street"). The lease expires on August 31, 2004. The rental obligation is approximately Aus $345,000 ($205,000) per annum. In the fourth quarter of 1998 the Company relocated all its Sydney based businesses to the Pitt Street office.

Through December 1999 the Company and TME shared offices of approximately 2,500 square feet at 11 St James's Square, London, England. In December 1999 the Company and TME reduced space usage to approximately 1,100 square feet. The lease is held by TME. The lease expires in February, 2004. During the year ended September 30, 1999 the Company reimbursed TME the sum of $70,991 (1998: $56,742) in respect of its share of the rent and service charge cost.

On December 9, 1999 the Company executed a short term lease of Suites 135 and 136 at 1177 High Ridge Road, Stamford, Connecticut at a monthly rental of $1,900. The office, which is furnished and fully serviced, comprises approximately 300 square feet. The lease commenced on December 13, 1999 and expires on March 31, 2000 subject to automatic renewal for an additional 12 month period unless the Company notifies the Landlord in writing by March 1, 2000 of its intent to cancel the lease.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business.

On September 29, 1999 NAMA of Texas filed a civil action against the Company, TME and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TME through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TME and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defenses against such claims. The Company, TME and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The court has ordered an initial pre-trial conference on April 10, 2000.

Except as disclosed above, the Company is not aware of any material pending legal proceedings or claims against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "MBTA". The following table sets forth the high and low bid prices as reported on Nasdaq for the periods indicated below. These quotations have been obtained from Nasdaq Quotations through September 30, 1999.

      Quarter ended                      High                       Low

      December 31, 1997                  1.500                     1.000
      March 31, 1998                     1.375                     0.500
      June 30, 1998                      1.250                     0.500
      September 30, 1998                 1.375                     0.500

      December 31, 1998                  2.500                     1.000
      March 31, 1999                     1.969                     0.625
      June 30, 1999                      1.875                     0.281
      September 30, 1999                 1.938                     0.875

(b) Holders. As of December 22, 1999 there were approximately 236 holders of record of Common Stock. The Company is aware that a significant number of beneficial owners of Common Stock hold their shares in "street name". The number of round lot holders of the Common Stock as of December 9, 1999 was reported by ADP Proxy Services to be 615.

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

Recent Sales of Unregistered Securities

On February 1, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on April 30, 1998 upon the sale of 1,950,000 shares of Common Stock at $1.25 per share resulting in net proceeds to the Company of $2,437,500. For every three shares purchased each subscriber received a warrant to purchase one share of Common Stock at an exercise price of $1.00 per share for no additional consideration. The warrants are exercisable at any time after issuance for a period of three years.

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $425,000) face amount 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $340,000) face amount 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the Common Stock at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. The warrants are exercisable at any time after issuance through November 1, 2001. The Company has now repaid all the promissory notes in full, together with accrued interest.

In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,988 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at anytime through November 1, 2001. In addition, the Company agreed to adjust the exercise price of all warrant issued to the four note holders to $1.00 per share.

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $632,000.

On November 17, 1998 the Company and TME executed a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million with FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Promissory Note holder received a three-year warrant to purchase 1 million shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TME. Such warrants were exchanged by TME for a new warrant on the same terms as those of the Company. Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Promissory Note holder and the Company executed a new note representing the balance of principal of $3 million. The new note is payable on February 15, 2000 and bears interest at the rate of 10% per annum payable at maturity. The new note is secured by a charge over Transmedia Australia and is guaranteed by TME.

On January 25, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on February 24, 1999 upon the sale of 700,000 shares of common stock at $1.25 per share resulting in net proceeds to the Company of $875,000.

On February 5, 1999 the Company commenced a private placement of debt securities pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $500,000 face amount zero coupon promissory note payable on March 5, 1999. The note holder received a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share for no additional consideration. The warrant is exercisable at any time after issuance through February 4, 2002. The Company failed to pay the promissory note on the due date but the holder agreed to extend the payment date to June 21, 1999. In consideration for the additional granted by the holder to pay the promissory note, the Company granted the holder an additional warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share for no additional consideration. The additional warrant is exercisable at any time after issuance through February 4, 2002. The Company also granted the holder the right, prior to repayment, to convert the promissory note in whole or in part into shares of Common Stock at a conversion price of $0.75 per share. On June 18, 1999 the promissory note holder exercised his conversion privilege and the Company issued 666,667 shares of Common Stock in full satisfaction of the promissory note.

On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3 million shares of common stock at $0.75 per share resulting in net proceeds to the Company of $2,250,000.

On August 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on September 10, 1999 upon the sale of 166,666 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $125,000.

On September 30, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on October 5, 1999 upon the sale of 625,000 shares of common stock at $0.65 per share resulting in net proceeds to the Company of $406,250.

On October 21, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $0.80 per share resulting in net proceeds to the Company of $3,125,000.

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. See Item 8 "Financial Statements and Supplemental Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". On December 2, 1997 the Company and TME, through Transmedia Australia, acquired a 51% interest in NHS. On November 17, 1999 Transmedia Australia acquired the balance of the issued and outstanding equity capital of NHS. On May 22, 1998 Transmedia Holdings acquired Breakaway. The results of NHS and Breakaway have been consolidated by the Company from the date of acquisition using the purchase method of accounting.

Income Statement Data

                                        Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                     September 30,   September 30,   September 30,   September 30,   September 30,
                                              1999            1998            1997            1996            1995
Revenues                              $  3,991,539    $  4,667,556    $  2,129,362    $  1,890,476    $  1,103,081

Gross profit                             3,139,033       3,593,453         871,593         791,810         400,358

S,G & A                                 (6,499,711)     (6,842,906)     (3,649,441)     (2,816,756)     (2,476,105)

Operating loss                          (3,360,678)     (3,249,453)     (2,777,848)     (2,024,946)     (2,075,747)

Share of losses and amortization of
goodwill of affiliated companies          (890,130)     (1,186,734)       (202,905)              0               0

Interest, net                           (1,485,623)       (258,502)        (49,692)         18,688          85,459

Income (tax) benefit                        29,977        (188,198)              0               0               0

Minority interest                         (119,526)        143,076               0               0               0

Net loss                              $ (5,825,980)   $ (4,739,811)   $ (3,030,445)   $ (2,006,258)   $ (1,990,288)

Net loss per share                    $      (0.20)   $      (0.27)   $      (0.22)   $      (0.16)   $      (0.17)

Balance Sheet Data

                                      -------------------------------As of Sept. 30-------------------------------

                                              1999            1998            1997            1996            1995
                                              ----            ----            ----            ----            ----
Current Assets                        $  1,851,952    $  2,764,972    $    648,799    $  2,065,308    $  2,301,830

Total Assets                            17,677,343      10,958,762       4,798,380       3,954,947       4,312,460

Working Capital (Deficiency)            (5,806,105)     (5,067,882)     (1,399,428)      1,288,958       1,674,014

Stockholders Equity                      9,958,515       2,496,124       2,750,153       3,178,597       3,684,644

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

General

Historically, the business of the Company was the design and supply of a range of member benefit programs to corporations, affinity groups and individuals. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits/loyalty marketing business. As a result the Company currently has established business operations in Australia and through its affiliates, Countdown, Countdown USA, DBS Direct and Logan Leisure, has an interest in business operations in Europe and elsewhere. In addition, the Company and TME have recently established business operations in the United States and in November 1998 Countdown launched its transactional web site business, Countdown Arcade.

The business of the Company today comprises four segments:

1. The design and supply of a range of loyalty marketing and member benefit programs to corporations and affinity groups. Additionally, the Company provides member benefit packages to individuals on an international scale,

2.    E-commerce and internet services,

3.    Travel services, and

4.    Direct marketing through its affiliate DBS Direct.

The future success of the Company is primarily dependent upon its ability to develop and expand its current business operations in each of these segments. In its member benefit/loyalty marketing, the Company has recently focused its sales effort as a loyalty and affinity marketing service to corporate clients. Management will continue to build the Company's membership base and broadening the range of member benefit programs offered. As of the date hereof, management is actively recruiting senior sales and marketing executives to strengthen the management team and facilitate such development and expansion. The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions.

Management believes there is significant opportunity for the Company in its e-commerce and internet services business. Such opportunity includes revenue generation, not only through the Countdown-Arcade shopping web site, but also by providing internet services to its merchant base, corporate clients and its affiliate, Countdown, licensees. The Company will continue to develop and expand its e-commerce and internet activities primarily through strategic alliances.

In the United States the Company intends to aggressively develop the business of its affiliates Countdown USA and DBS Direct, through cross-marketing and strategic partnerships. The Company is actively recruiting senior sales, marketing and program executives to be based in the United States to support the development and expansion of Countdown USA and DBS Direct. This strengthening of the Company's United States based management team will also help to facilitate the expansion of its e-commerce and other internet activities in the United States marketplace.

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, Countdown USA, DBS Direct, NHS, Logan Leisure and Breakaway Travel, management of the Company and TME have executed a merger agreement, subject to shareholder approval. The proposed merger is also subject to fairness opinions by independent investment advisers.

Results of Operations

Fiscal 1999 compared to Fiscal 1998

The Company generated revenues of $3,991,539 (1997: $4,667,556) in the year ended September 30, 1999, a decrease of $676,017 or 14.5% over the corresponding period in fiscal 1998. The Company's member benefit/loyalty marketing businesses NHS and the restaurant card business recorded a decline in revenues of $669,885 and $605,347, respectively. Revenues at NHS were impacted by the loss of a number of contracts, in particular its largest contract, which it lost in November 1998. Additionally, NHS was consolidated with the Company from December 1997 and therefore fiscal 1998 covered a 10-month period only. The decline in revenues in the restaurant card business resulted from lower card usage by cardholders as a result of rationalization of the participating restaurant base. Additionally, the Company was not able to add new restaurants due to its inability to fund advances to such restaurants. The Company has recruited additional sales and marketing staff to progress new business opportunities. The travel services business recorded an increase in revenues of $589,509 as compared to fiscal 1998. This increase was primarily due to Breakaway only being consolidated with the Company from May 1998, the date it was acquired.

Cost of sales totaled $852,506 (1998: $1,074,103) for the year ended September 30, 1999, generating a gross profit percentage of 78.6% (1998: 77.0%). The increase in gross profit percentage reflected the impact of the higher margin travel services businesses. The gross profit percentages achieved by NHS and the restaurant card were 77.3% and 43.6% respectively in fiscal 1999 as compared to 87.6% and 43.1% in fiscal 1998. The travel services businesses generate a gross profit margin of 100%.

Selling, general and administrative expenses totaled $6,499,711 (1998:
$6,842,906) for the year ended September 30, 1999, a decrease of $343,195 or 5.0% as compared to fiscal 1998. The member benefit/loyalty marketing business recorded a decline in selling, general and administrative expenses of $905,917 in fiscal 1999. NHS accounted for $758,424 of such decrease and the restaurant card business $147,493. The decrease in selling, general and administrative expenses at NHS included a reduction in doubtful debt provision of $370,253. Other cost decreases year on year were recorded in payroll, professional fees and communication due to lower activity levels in fiscal 1999. The travel services business recorded an increase of $1,011,439 in selling, general and administrative in fiscal 1999 as compared to fiscal 1998 primarily due to the impact Breakaway only being consolidated from May in fiscal 1998. Head office expenses totaled $2,441,264 in fiscal 1999, a decrease of $462,305 or 15.9% as compared to fiscal 1998. Selling, general and administrative expenses in fiscal 1998 included sign-on fees in relation to the NHS acquisition ($925,000 approximately) and a write-off of approximately $463,000 relating to an aborted acquisition. Such year on year decreases were off set primarily by office relocation costs of $328,916 and by increases in amortization charges of $252,623, payroll costs of $187,324 and equipment rental charges of $92,304. The increase in amortization charges reflects amortization of the underlying goodwill in the acquisition of the balance of 49% of NHS in November 1998, which has been applied effective December 1997, the date of acquisition of the original 51% interest in NHS.

The Company's share of losses of its affiliates Countdown, Countdown USA, DBS Direct and Logan Leisure were $890,130 (1998: $1,186,734 Countdown and Logan Leisure only) for the year ended September 30, 1999, including amortization of underlying goodwill in the Company's investment in such affiliates of $446,895. (1998: $237,267 Countdown and Logan Leisure only).

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia and Transmedia Holdings.

The Company has net operating losses carried forward for income tax purposes. No deferred tax benefit has been recognized for the year ended September 30, 1999.

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

Cost of sales totaled $1,074,103 (1997: $1,257,769) for the year ended September 30, 1998, generating a gross profit percentage of 77.0% (1997: 40.9%). The increase in gross profit percentage reflected the impact of the higher margin NHS and Breakaway Travel businesses. The gross profit percentages achieved by NHS and Breakaway respectively were 89.5% and 100% in fiscal 1998 as compared to 43.4% by pre-existing operations.

Selling, general and administrative expenses totaled $6,842,906 (1997:
$3,649,441) for the year ended September 30, 1998, an increase of $3,193,465 or 87.5% over fiscal 1997. NHS and Breakaway accounted for $2,742,323 and $340,928 of such increase respectively. Selling, general and administrative expenses of pre-existing operations and head office were $3,759,655 in fiscal 1998, an increase of $110,214 or 3.0% as compared to fiscal 1997. Selling, general and administrative expenses in fiscal 1998 included sign-on fees in relation to the NHS acquisition ($925,000 approximately) and a write-off of approximately $463,000 relating to an aborted acquisition. These expenses were partially offset by cost reductions realized in pre-existing operations of approximately $787,000. Such cost reductions were primarily in payroll, selling and communication expenses. In addition, in fiscal 1997 the Company recorded significant non-recurring costs and other charges including an impairment write down of $276,476 in respect of the restaurant card License, a termination settlement of $112,875 to a former employee and $150,000 to write off an option to expand the restaurant card business to Hawaii.

The Company's share of losses of its affiliates Countdown and Logan Leisure were $1,186,734 for the year ended September 30, 1998, including amortization of underlying goodwill in the Company's investment in such affiliates of $237,267. (1997: $ nil). The Company did not amortize underlying goodwill in its investment in Countdown in fiscal 1997.

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

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                           Twelve Months Ended
                                           -------------------

                                 September 30, 1999    September 30, 1998

Cash used in
Operating Activities                $(4,484,588)          $(2,523,744)

Cash used in
Investing activities                $(2,950,662)          $(2,437,248)

Cash provided by financing
Activities                           $6,473,926            $5,549,595

The Company incurred a net loss of $5,825,980 for the year ended September 30, 1999. Such loss, adjusted for non-cash items, such as depreciation and amortization charges $1,387,381 debt discount expense $980,000, write down of an intangible asset to fair value $260,722, the Company's share of losses incurred by its affiliates of $443,235,minority interest $119,526, accrued sign-on fees ($296,500), accrued interest expense $176,825,loss on sale of fixed assets $33,390 and a provision against irrecoverable restaurant credits $17,728 resulted in funds used in operating activities totaling $4,484,588, net of working capital movements.

The fiscal 1999 net cash used in investing activities of $2,950,662 comprised the cash elements of the Company's investments in its subsidiary NHS $1,996,665, its affiliate DBS Direct $937,500, its affiliate Logan Leisure $25,575 net of the proceeds of fixed assets sales, $9,078. In fiscal 1998 net cash used in investing activities of $2,437,248 comprised the cash elements of the Company's investments in its subsidiaries NHS ($1,702,559) and Breakaway ($126,748). In addition, the Company invested $570,623 in its affiliate Logan Leisure and $37,318 in fixed assets.

To meet its cash requirements during fiscal 1999, the Company issued in aggregate 5,376,000 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $4,380,923. In addition, in November 1998 the Company raised approximately $3,400,000 through the issuance of a secured 10% promissory note. Such promissory note fell due for payment on November 16, 1999. The Company repaid $400,000 of principal and executed a new note representing the balance of $3 million on November 30, 1999. The new note is payable on February 15, 2000, together with accrued interest. In fiscal 1999 cash generated by financing activities was partially off set by the repayment of short term loans ($1,326,814) and a reduction in bank credit line utilization of $18,740.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the implementation of its strategy to create a broad based international member benefit/loyalty marketing business primarily through the joint acquisition of synergistic businesses with TME. The Company currently has established business operations in Australia and through its affiliates, Countdown, Countdown USA, DBS Direct and Logan Leisure, has an interest in business operations in Europe, the United States and elsewhere. In addition, in November 1998 the Company and TME launched their transactional web site business, Countdown-Arcade. While the Company will continue to operate cash negative in the short term, management believes that after completion of the proposed merger with TME, the Company and TME will be well positioned to achieve profitability in the medium term.

However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended September 30, 1999, a situation which is expected to continue for foreseeable future. Some of the Company's individual businesses such as Teletravel and Breakaway are seasonal, as is the Company's restaurant card business albeit to a lesser extent. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

Effect of Year 2000

In fiscal 1998 the Company established a Year 2000 group to evaluate the potential exposure of the Company's computer systems and computer reliant systems to Year 2000 issues. The working group completed its evaluation and developed a plan to address its possible exposure related to the impact of the Year 2000 on its computer systems. Key operating, financial and management information systems were assessed and plans developed to address required systems modifications by December 31, 1999. The financial impact of making the required system changes was not material to the Company's consolidated financial position, results of operations or cash flow. The cost of system modifications was approximately $50,000.

The core business system used in the Company's restaurant card business was not Year 2000 compliant and could have failed to operate into the next millennium without corrective action. The system was scheduled to be re-written in any event, with completion planned for the fourth quarter of 1999. Interim systems, Year 2000 compliant, were developed and implemented during the first quarter of 1999. The system is scheduled to be replaced in its entirety in fiscal 2000. In other areas of the Company's operations systems were Year 2000 compliant. Breakaway was fully compliant, as were the telephone systems used by NHS. Non core business applications such as word processing and management information reporting systems required some minor modification. Computer hardware has been substantially upgraded to appropriate processors. The systems of the Company's affiliate, Countdown, were also evaluated and as a result some modification and upgrading was completed in the first quarter of 1999

The Company communicated with others with whom it does business, including but not limited to, financial institutions and key customers, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no assurance that the systems of third parties, on which the Company's systems rely, have been converted on a timely basis, or that a failure to convert or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

New U.S. Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined as including all changes in equity except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in fiscal 1999.

Both of the above standards require comparative information to be restated. Results of operations and financial position were unaffected by implementation of these new standards.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for derivative Instruments and Hedging Activities", which establishes standards for various derivative instruments commonly used in hedging activities. The Company will be required to adopt SFAS No. 133 in fiscal 2000.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk is foreign exchange rate variability. The Company's reporting currency is the United States dollar. However, the functional currencies of the Company's operating subsidiaries and affiliates additionally include sterling, the Irish punt and the Australian dollar. Management believes that fluctuations in currency exchange rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flows.

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

The financial statements for the fiscal year ended September 30, 1996 were re-audited by BDO Stoy Hayward and their report was included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age  Position
----                        ---  --------

Joseph V. Vittoria (1)(2)   65   Director and Chairman of the Board of Directors
Michael R. Chambrello (3)   42   Director, Chief Executive Officer and Principal
William D. Marks (4)        35   Director
James J. Fyfe (5)           45   Director
Charles Taylor (6)          40   Chief Operating Officer

----------
(1)   Member of the Audit Committee.
(2)   Appointed Chairman of the Board of Directors on August 16, 1999.
(3)   Appointed October 1, 1999
(4)   Appointed June 15, 1999
(5)   Appointed October 25, 1999
(6)   Appointed August 16, 1999

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. All officers hold office until the meeting of the Board of Directors following the next annual meeting of stockholders or until their earlier resignation or removal. There are no family relationships between any of the directors or executive officers of the Company.

Joseph V. Vittoria
Director

Mr. Vittoria has been a director of the Company since inception and was appointed Chairman of the Board on August 16, 1999. Mr. Vittoria is Chairman and Chief Executive Officer Travel Services International, Inc. a position he has held since that company's inception in 1997. From September 1987 to January 1997, Mr. Vittoria was Chairman and Chief Executive Officer of Avis Inc., having been a senior executive at Avis from 1982. Mr. Vittoria was a director of TME until October 25, 1999.

Michael R.. Chambrello
Director Chief Executive Officer and Principal Financial Officer

Michael R. Chambrello was appointed Chief Executive Officer on October 1, 1999 and joined the boards of directors of the Company and TME on that date. Mr. Chambrello resigned from the board of TME on October 25, 1999. Prior to joining the Company and TME Mr. Chambrello spent 16 years with Gtech Holdings Corporation, a worldwide supplier of lottery and entertainment systems. He was President of Gtech Corporation and Executive Vice President of Gtech Holdings Corporation from October 1996 to August 1998. From 1992 to September 1996 Mr. Chambrello was Senior Vice President, Worldwide Operations of Gtech Holdings Corporation.

William D. Marks
Director and Chief Operating Officer DSS Direct Connect LLC

William Marks joined the boards of directors of the Company and TME on June 15, 1999 concurrent with the joint acquisition of DBS Direct by the Company and TME. Mr. Marks resigned from the board of TME on October 25, 1999. Mr. Marks is a graduate of the University of Virginia, with degrees in Economics and Communications. For the past fifteen years, Mr. Marks has worked in the cable television and telecommunications industries and his experience has ranged from installations and operations management to Finance. From 1992 to 1998, Mr. Marks served as Vice President and Chief Operating Officer for The Marks Group, a multiple system cable television operator serving subscribers in Southern California. In 1995, Mr. Marks formed Star Cable Services, Inc. to perform all types of telecommunications construction and installations.

James J. Fyfe
Director

James Fyfe is an independent business consultant specializing in corporate restructuring, strategic planning and turn-round situations. Since April 1998 his clients have included the Company and TME. He has been a director of Corniche Group Incorporated since May 1995 and served that company as Vice President and Chief Operating Officer from May 1995 until May 1998. From January 1991 to May 1995 he was an independent business consultant. From May 1996 through August 1997 he was an outside director of Medical Laser Technologies, Inc. Additionally, he has been an outside director of Machine Vision Holdings, Inc. since January 1998.

Charles M. Taylor
Chief Operating Officer

Charles Taylor joined the Company and TME in February 1999 as Head of internet Services. On August 16, 1999 he was appointed Chief Operating Officer of the Company and TME. He joined the board of directors of TME on October 25, 1999. Prior to February 1999 Mr. Taylor was managing director of Digital Media, a division of Aspen Group Plc, a United Kingdom listed, European based advertizing and marketing agency, a position he held from October 1, 1995. Prior to October 1995 he was Chief Executive Officer of Specialix Plc, a designer and manufacturer of high speed communication hardware for the internet industry in the United States, Asia and Europe.

Reports under Section 16 (a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission ("SEC") certain reports regarding such persons' ownership of the Company's securities. The Company is aware that Edward J. Guinan, a former director and officer, is delinquent in his filings with respect to transactions in Common Stock owned by him and pledged by him to secure a contemplated acquisition and Common Stock pledged to secure a Promissory Note executed by TME. As far as the Company is aware, despite a number of requests and offers by the Company to assist him in bringing his filings up-to-date, Mr. Guinan has not, as of the date hereof, completed such filings.

The Company is not aware of any other late filings of reports under Section 16.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended September 30, 1999 to the Company's Chief Executive Officer and any other executive officer of the Company earning in excess of $100,000 for services rendered during fiscal 1999.

                           Summary Compensation Table

                                                    Annual       Long-Term          Other
                                              Compensation    Compensation   Compensation

Name and Principal        Fiscal                                                All Other
Position                    Year      Notes         Salary   Options/SAR's   Compensation
Edward J. Guinan III
Chief Executive Officer     1999      (1)(2)      $156,887               0       $408,090
(resigned as of
August 16, 1999)            1998      (3)(2)       165,330       2,500,000         80,359

                            1997      (4)(2)       162,100               0         38,472

Paul L. Harrison
President                   1999   (1)(2)(5)      $156,887               0         19,090
(resigned as of
September 30, 1999)         1998      (3)(5)       165,330               0          8,668

                            1997      (4)(5)       154,000               0              0

(1)   Based upon an exchange rate of 1 pound sterling = $1.5689
(2)   Represents reimbursement of travel and entertainment expenses
(3)   Based upon an exchange rate of 1 pound sterling = $1.6533
(4)   Based upon an exchange rate of 1 pound sterling = $1.5400
(5)   50% of Mr. Harrison's salary was recharged to TME

Option/SAR Grants in Last Fiscal Year

The Company did not grant any stock options during the fiscal year ended September 30, 1999.

Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/Values

As of September 30, 1999, no executive officer of the Company held exercisable or non exercisable options to purchase shares of the Company's common stock.

Employment Agreements

On October 1, 1999 the Company and Michael R. Chambrello entered into an Employment Agreement for a term ending on September 30, 2002. The Employment Agreement provides for an annual salary of $150,000 and participation in executive benefit programs if and when put into effect by the Company. In addition, the Employment Agreement provides that Mr. Chambrello be entitled to receive, stock options pursuant to the Company's 1994 Stock Option Plan, to be amended subject to shareholder approval, having a term of 5 years and covering 1,250,000 shares of the Company's Common Stock. The stock options have an exercise price and vest as follows:

# of Shares             Vesting Date               Exercise Price

250,000                 October 1, 1999               $0.875
250,000                 October 1, 2000               $0.875
187,500                 February 1, 2001              Note (i)
375,000                 February 1, 2002              Note (ii)
187,500                 February 1, 2003              Note (iii)

--------------------------------------------------------------------------------

(i)   110% of market price on February1, 2000
(ii) 187,500 shares at 110% of market price on February 1, 2000 and 187,500 shares at 110% of market price on February 1, 2001
(iii) 110% of market price on February1, 2001

The Employment Agreement includes confidentiality and non-compete restrictions during the term of the Employment Agreement and for a period of 18 months thereafter. Mr. Chambrello may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, engagement in acts detrimental to the Company, material breach of any provision of the Employment Agreement, disability or death. Mr. Chambrello is required to devote substantial business efforts to the Company. Mr. Chambrello is also employed by TME and the Employment Agreement provides that Mr. Chambrello's other business activities shall not conflict with the terms of the Employment Agreement.

Mr. Edward J. Guinan III was Chief Executive Officer of the Company until August 16, 1999 when he tendered his resignation. Mr. Guinan was employed by the Company pursuant to the terms of an employment agreement dated March 2, 1998. The employment agreement was for a term ending on March 1, 2001. Based on other employment of Mr. Guinan, the Company considers Mr. Guinan's employment contract to have ended on September 30, 1999. The Company and Mr. Guinan have yet to finalize amounts which the Company believes are owed by Mr. Guinan to the Company and/or shares which Mr. Guinan asserts should be issued to him.

Stock Option Plans

Effective May 2, 1994, the Company adopted the 1994 Stock Option Plan ("the 1994 Plan"). The 1994 Plan was established to attract and retain personnel of the highest calibre and to offer an incentive for officers and employees to promote the business of the Company. The 1994 Plan authorizes the granting of incentive stock options or non-qualified stock options to purchase the shares of common stock of the Company, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's common stock. Unless terminated earlier, the 1994 Plan expires on April 1, 2004. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors (or a committee appointed by it), which determines the persons to whom awards will be granted, number of share options to be granted and the specific terms of each grant. Under the 1994 Plan, no stock option may be granted having an exercise price less than the fair market value of the Company's common stock on the date of grant.

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

As of December 31, 1999, 80,000 options have been granted under the Outside Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of December 31, 1999, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Additionally, unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Asia Pacific, Inc. 11 St. James's Square, London SW1Y 4LB, England.

              Number and Percentage of Shares of Common Stock Owned

Name and Address                               Notes     # of Shares Owned    Percentage Owned
FAI General Insurance Company Pty Ltd
333 Kent Street
Sydney, NSW 1026, Australia.                     (2)             2,695,966                7.6%

Edward J. Guinan III
12 St. James's Square
London                                    (3) to (6)             5,233,882               15.3%

Gleacher & Co. LLC
660 Madison Avenue
New York, NY 10021                               (7)             3,000,000                8.1%

Pictet & Cie Nominees
Cie 29 Blvd.
Georges Favon1204
Geneva Switzerland                               (8)             2,658,334                7.8%

Michael R. Chambrello                            (9)             1,250,000                3.5%

Joseph V. Vittoria                          (10)(11)             1,506,969                4.4%

William D. Marks                                (12)             2,226,020                6.5%

All directors and officers                    (9) to
As a group (three persons)                      (12)             4,982,989               14.0%

--------------------------------------------------------------------------------

(1)   Based on 34,018,298 shares of Common Stock outstanding on December 31,
      1999.
(2) Includes 1,633,366 shares of Common Stock issuable upon exercise of warrants granted November 1998.
(3) Includes 450,000 shares of Common Stock owned by Conestoga Partners II, Inc. ("Conestoga") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is Chief Executive Officer, President and Director of Conestoga and is beneficial owner 75% of the outstanding capital stock of Conestoga.

(4) Includes 800,000 shares of Common Stock placed in trusts set up for Mr. Guinan's children and certain other shares for which Mr Guinan disclaims beneficial ownership. Does not include 93,750 shares of Common Stock owned by Edward J Guinan Jr., Mr. Guinan's father, which Mr. Guinan disclaims beneficial ownership of.
(5) Includes 133,332 shares of Common Stock issuable upon exercise of warrants granted as part of the February 1998 Private Placement.
(6) Includes 3,050 shares of Common Stock owned by International Advance, Inc. ("IA") which Mr. Guinan may be deemed to beneficially own. Mr. Guinan is a director, President, Chief Executive Officer and the controlling stockholder of IA.
(7) Includes 3,000,000 shares of Common Stock issuable upon exercise of warrant granted for services.
(8) Includes 200,000 shares of Common Stock issuable upon exercise of warrants granted as part of a short term loan facility in February 1999.
(9) Includes 1,250,000 shares of Common Stock issuable upon exercise of options granted October 1999, subject to shareholder approval
(10) Includes 60,000 shares of Common Stock issuable upon exercise of warrants granted under the 1996 Outside Directors Stock Option Plan.
(11) Includes 138,596 shares of Common Stock issuable upon exercise of warrants granted in April 1997 in relation to the acquisition of Countdown, 167,873 shares of Common Stock issuable upon exercise of warrants granted as part of the August 1997 Private Placement.
(12) Excludes 1,858,842 shares of Common Stock owned by Mrs. Donna Marks, Mr. Marks stepmother, which Mr. Marks disclaims beneficial ownership of.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 1999 the Company was charged a management fee of $1,210,939 (1998:
$1,060,526) by TME in respect of the Company's share of corporate office expenses comprising salaries, professional fees, rent, travel and other corporate costs.

As of September 30, 1999 the Company owed $269,506 to Transmedia Europe, Inc. Such payable is non-interest bearing and is repayable on demand.

Messrs. Harrison and Freyer are directors of Transmedia Europe, Inc. Messrs Guinan and Vittoria were directors of Transmedia Europe, Inc until October 1999. See "Directors and Executive Officers of Registrant".

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

On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3 million shares of Common Stock at $0.75 per share resulting in net proceeds to the Company of $2,250,000. Of the shares sold Mr. Vittoria purchased 666,666, an investment of $500,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report.

(a)(1)   Financial Statements:

         Transmedia Asia Pacific, Inc.
         See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)   Financial Statement Schedules:

            II    Schedule of Valuation and Qualifying Accounts

(a)(3)   Exhibits:

            None

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 TRANSMEDIA ASIA PACIFIC, INC.
                                 (Registrant)


Date:     January 13, 2000       /s/ Michael R. Chambrello
                                 --------------------------------------------
                                 Michael R. Chambrello
                                 Chief Executive Officer, Principal Financial
                                 Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:     January 13, 2000       /s/ Michael R. Chambrello
                                 --------------------------------------------
                                 Michael R. Chambrello
                                 Chief Executive Officer, Principal Financial
                                 Officer and Director


Date:     January 13, 2000       /s/ Joseph Vittoria
                                 --------------------------------------------
                                 Joseph Vittoria
                                 Chairman and Director


Date:     January 13, 2000       /s/ William D. Marks
                                 --------------------------------------------
                                 William D. Marks
                                 Director


Date:     January 13, 2000       /s/ James J. Fyfe
                                 --------------------------------------------
                                 James J. Fyfe
                                 Director

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

                                                                           Page:

Report of BDO Stoy Hayward, Independent Auditors                            F-1

Consolidated balance sheets
as of September 30, 1999 and 1998                                           F-2

Consolidated statement of operations
for the years ended September 30, 1999, 1998 and 1997                       F-4

Consolidated statements of stockholders' equity and comprehensive
income/(loss) for the years ended September 30, 1999, 1998 and 1997         F-5

Consolidated statements of cash flows
for the years ended September 30, 1999, 1998 and 1997                       F-7

Notes to consolidated financial statements                                  F-10

Schedule II - Valuation and qualifying accounts and reserves                F-29

Independent Auditors Report

--------------------------------------------------------------------------------

Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

      We have audited the accompanying consolidated balance sheets of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 1999. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the management of Transmedia Asia Pacific, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended September 30, 1999 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


      BDO Stoy Hayward
      London
      England


      January 13, 2000

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated balance sheets

--------------------------------------------------------------------------------

                                                                 September 30,       September 30,
                                                        Note         1999                1998
ASSETS

Current assets
   Cash and cash equivalents                                    $    548,576        $  1,504,921
   Trade accounts receivable                                         267,771             446,193
   Restaurant credits, (net of allowance
    for irrecoverable credits of $65,761
    at September 30, 1999 and of $48,033
    at September 30, 1998)                                           128,599             195,548
   Amounts due from related parties                       3           22,665             591,916
   Prepaid expenses and other current assets                         172,617              26,394
   Prepaid fees                                          12          711,724                  --
                                                                ------------        ------------

Total current assets                                               1,851,952           2,764,972
                                                                ------------        ------------

Non current assets
   Investments in affiliated companies                    4        9,437,824           2,877,728
   Office furniture and equipment (net
    of accumulated depreciation of $647,875
    at September 30, 1999 and $509,874
   at September 30, 1998)                                            132,870             240,269
   Goodwill (net of accumulated amortization
    of $642,545 at September 30, 1999 and
    $204,897 at September 30, 1998)                       5        4,629,762           3,759,284
   Other intangible assets (net of accumulated
    amortization of $1,149,783 at September, 1999
    and $768,277 at September 30, 1998)                   5          691,791           1,073,297
   Other assets                                                      221,420             243,212
   Prepaid fees                                          12          711,724                  --
                                                                ------------        ------------

Total non current assets                                          15,825,391           8,193,790
                                                                ------------        ------------

TOTAL ASSETS                                                    $ 17,677,343        $ 10,958,762
                                                                ============        ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                             September 30,     September 30,
                                                     Note        1999              1998
LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities
   Trade accounts payable                                    $    630,694      $    538,708
   Deferred income                                                 70,258           467,588
   Accrued liabilities                                            636,491           990,672
   Sign-on fees payable                                                --           296,500
   Amount due to related parties                       3        2,051,188         3,924,386
   Notes payable                                       7        3,688,186         1,615,000
   Deferred payment                                               562,500                --
   Bank line of credit                                             18,740                --
                                                             ------------      ------------

Total current liabilities                                       7,658,057         7,832,854
                                                             ------------      ------------

Minority interest                                                  60,771           629,784
                                                             ------------      ------------

Stockholders' equity
   Preferred stock $0.1 par value per share
    authorised 5,000,000 shares, issued and
    outstanding shares                                                 --                --

   Common stock $0.00001 par value per share
    authorised 95,000,000 shares (29,487,048
    issued and outstanding at September 30, 1999
    19,521,316 at September 30, 1998)                                 295               196

   Additional paid in capital                                  28,086,369        14,823,648

   Cumulative foreign currency translation
    adjustment                                                   (185,717)         (211,268)

   Accumulated deficit                                        (17,942,432)      (12,116,452)
                                                             ------------      ------------

Total stockholders' equity                                      9,958,515         2,496,124
                                                             ------------      ------------
 TOTAL LIBAILITIES AND
  STOCKHOLDERS' EQUITY                                       $ 17,677,343      $ 10,958,762
                                                             ============      ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of operations

--------------------------------------------------------------------------------

                                                                    Year ended           Year ended           Year ended
                                                                   September 30,        September 30,        September 30,
                                                  Note                 1999                 1998                 1997
Revenues                                                          $  3,991,539         $  4,667,556         $  2,129,362

Cost of revenues                                                      (852,506)          (1,074,103)          (1,257,769)
                                                                  ------------         ------------         ------------

Gross profit                                                         3,139,033            3,593,453              871,593

Selling, general and administrative
 expenses                                      3,5, & 6(a)          (6,499,711)          (6,842,906)          (3,649,441)
                                                                  ------------         ------------         ------------

Loss from operations                                                (3,360,678)          (3,249,453)          (2,777,848)

Share of losses and amortization of
 goodwill of affiliated companies                   4                 (890,130)          (1,186,734)            (202,905)

Interest expense (including debt
 discount expense of $980,000 in
 fiscal 1999)                                     7(b)              (1,503,864)            (277,751)             (73,889)

Interest income                                                         18,241               19,249               24,197
                                                                  ------------         ------------         ------------

Loss before income tax and minority interest                        (5,736,431)          (4,694,689)          (3,030,445)

Income (tax) benefit                                9                   29,977             (188,198)                  --

Minority interest                                                     (119,526)             143,076                   --
                                                                  ------------         ------------         ------------

Net loss                                                          $ (5,825,980)        $ (4,739,811)        $ (3,030,445)
                                                                  ============         ============         ============

Net loss per common share:
   Basic and diluted                               10             $      (0.20)        $      (0.27)        $     (0.22)

Weighted average number of  common
 shares outstanding, basic and diluted             10               29,487,048           17,691,690           13,802,812

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of changes in shareholders' equity

--------------------------------------------------------------------------------

                                                                                                Cumulative
                                                                                                 foreign
                                                     Number of                    Additional     currency
                                                      common        Common         paid-in      translation      Accumulated
                                                      shares         stock         capital       adjustment        deficit
Balance, September 30, 1996                          13,362,447   $        134   $  7,470,749   $     53,910    $ (4,346,196)

Issuance of common stock for cash                       556,250              6      1,097,494             --              --
Issuance of common stock relating to acquisition
 of Countdown                                         1,330,524             13      1,222,819             --              --
Net loss                                                     --             --             --             --      (3,030,445)
Effect of foreign currency translation                       --             --             --        109,809              --
Option re Countdown                                          --             --        171,860             --              --
                                                   ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1997                          15,249,221   $        153   $  9,962,922   $    163,719    $ (7,376,641)

Issuance of common stock for cash                     3,447,095             35      3,934,560             --              --
Issuance of common stock relating to acquisition
 of NHS                                                 500,000              5        499,995             --              --
Issuance of common stock relating to acquisition
 of Porkpine                                            225,000              2        326,172             --              --
Issuance of common stock relating to failed
 acquisition                                            100,000              1         99,999             --              --
Net loss                                                     --             --             --             --      (4,739,811)
Effect of foreign currency translation                       --             --             --       (374,987)             --
                                                   ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1998                          19,521,316   $        196   $ 14,823,648   $   (211,268)   $(12,116,452)




                                                  Comprehensive
                                                  income/(loss)       Total
Balance, September 30, 1996                       $ (4,292,286)   $  3,178,597

Issuance of common stock for cash                           --       1,097,500
Issuance of common stock relating to acquisition
 of Countdown                                               --       1,222,832
Net loss                                            (3,030,445)     (3,030,445)
Effect of foreign currency translation                 109,809         109,809
Option re Countdown                                         --         171,860
                                                  ------------    ------------

Balance, September 30, 1997                       $ (7,212,922)   $  2,750,153

Issuance of common stock for cash                           --       3,934,595
Issuance of common stock relating to acquisition
 of NHS                                                     --         500,000
Issuance of common stock relating to acquisition
 of Porkpine                                                --         326,174
Issuance of common stock relating to failed
 acquisition                                                --         100,000
Net loss                                            (4,739,811)     (4,739,811)
Effect of foreign currency translation                (374,987)       (374,987)
                                                  ------------    ------------

Balance, September 30, 1998                       $(12,327,720)   $  2,496,124

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                                           Cumulative
                                                                                            foreign
                                                Number of                    Additional     currency
                                                 common        Common         paid-in      translation      Accumulated
                                                 shares         stock         capital       adjustment        deficit

Balance, September 30, 1998                     19,521,316   $        196   $ 14,823,648   $   (211,268)   $(12,116,452)

Issuance of common stock for cash                4,709,333             47      3,881,953             --              --
Issuance of common stock relating
 to conversion of notes payable (Note 7(c))        666,667              7        499,993             --              --
Issuance of common stock relating to
 acquisition of DBS Direct                       4,589,732             45      6,038,775             --              --
Net loss                                                --             --             --                     (5,825,980)
Effect of foreign currency translation                  --             --             --         25,551              --
Debt discount (Note 7(b))                               --             --      1,122,000             --              --
Prepaid fees (Note 12)                                  --             --      1,720,000             --              --
                                              ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999                     29,487,048   $        295   $ 28,086,369   $   (185,717)   $(17,942,432)
                                              ============   ============   ============   ============    ============




                                              Comprehensive
                                              income/(loss)       Total
Balance, September 30, 1998                   $(12,327,720)   $  2,496,124

Issuance of common stock for cash                       --       3,882,000
Issuance of common stock relating
 to conversion of notes payable (Note 7(c))             --         500,000
Issuance of common stock relating to
 acquisition of DBS Direct                              --       6,038,820
Net loss                                        (5,825,980)     (5,825,980)
Effect of foreign currency translation              25,551          25,551
Debt discount (Note 7(b))                               --       1,122,000
Prepaid fees (Note 12)                                  --       1,720,000
                                              ------------    ------------

Balance, September 30, 1999                   $(18,128,149)   $  9,958,515
                                              ============    ============

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

--------------------------------------------------------------------------------

                                                     Year ended     Year ended     Year ended
                                                    September 30,  September 30,  September 30,
                                                        1999           1998            1997
Cash flows from operating activities
   Net loss                                         $(5,825,980)   $(4,739,811)   $(3,030,445)

Adjustments to reconcile net loss to net cash
 provided by operating activities
   Depreciation                                          85,502        113,342         38,195
   Loss from the sale of fixed assets                    33,390             --             --
   Amortization of license                              120,784       (113,621)       122,720
   Amortization of goodwill - subsidiaries              437,648        204,897             --
   Amortization of goodwill - affiliates                446,895             --             --
   Amortization of prepaid fees                         296,552             --             --
   Write down of license to fair value                  260,722             --        276,472
   Provision for irrecoverable restaurant credits        17,728             --         (5,152)
   Write off of Hawaii option                                --             --        150,000
   Share of loss of affiliates                          443,235      1,186,734        202,905
   Accrued interest expense                             176,825        250,412             --
   Debt discount expense                                980,000             --             --
   Accrued sign-on fees                                (296,500)       296,500             --
   Reserve against non-trade receivable                      --        452,427             --
   Minority interest                                    119,526        143,076             --

Changes in assets and liabilities
   Trade accounts payable                                91,986       (288,932)        13,800
   Accrued liabilities                                 (391,006)       (36,268)        80,556
   Accounts receivable                                  178,422         36,324             --
   Restaurant credits                                    49,221        106,267        340,145
   Prepaid expenses and other current assets           (146,223)      (153,876)        (9,956)
   Deferred income                                     (397,330)       160,291        (34,840)
   Due from/(to) related parties                     (1,443,938)        (2,297)      (271,264)
   Due from/(to) affiliate companies                    114,161             --             --
   Other assets                                         163,792       (139,209)            --
                                                    -----------    -----------    -----------

Net cash used in operating activities                (4,484,588)    (2,523,744)    (2,126,864)
                                                    -----------    -----------    -----------

Cash flows from investing activities
   Cash paid for interest in DBS Direct                (937,500)            --             --
   Cash paid for interest in other affiliates           (25,575)      (570,623)    (1,209,655)
   Net cash paid to acquire NHS                      (1,996,665)    (1,702,559)            --
   Net cash paid to acquire Breakaway                        --       (126,748)            --
   Net proceeds (cash paid) on fixed assets               9,078        (37,318)         4,045
                                                    -----------    -----------    -----------

Net cash used in investing activities                (2,950,662)    (2,437,248)    (1,205,610)
                                                    -----------    -----------    -----------

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                         Year ended     Year ended     Year ended
                                                        September 30,  September 30,  September 30,
                                                             1999           1998            1997
Cash flows from financing activities
   Net proceeds received from issuance of common
    stock                                                  3,882,000      3,934,595      1,097,500
   Loans from related parties re Countdown acquisition            --             --      1,000,000
   Bank credit line                                           18,740             --        (40,051)
   Proceeds from notes payable                             3,900,000      1,615,000             --
   Repayment of notes payable                             (1,326,814)            --             --
                                                         -----------    -----------    -----------

Net cash provided by financing activities                  6,473,926      5,549,595      2,057,449
                                                         -----------    -----------    -----------

Effects of exchange rate changes on cash                       4,979       (112,196)       116,824
                                                         -----------    -----------    -----------

Net (decrease)/increase in cash and cash equivalents        (956,345)       476,407     (1,158,201)

Cash and cash equivalents at beginning of period           1,504,921         13,104      1,171,305
Cash acquired as part of acquisitions                             --      1,015,410             --
                                                         -----------    -----------    -----------

Cash and cash equivalents at end of period               $   548,576    $ 1,504,921    $    13,104
                                                         ===========    ===========    ===========

Supplemental disclosures of cash flow information

   Cash paid during the year for:
     Interest                                            $   347,039    $    73,494    $       Nil
     Taxes paid                                          $       Nil    $       395    $       Nil

Supplemental disclosures of non-cash investing and financing activities

(1) In April, 1997, the Company issued 1,330,524 shares of its common stock as part payment for its investment in Countdown Holdings Limited ("Countdown"). The consideration paid totalled $2,682,487 made up as follows:

            Cash payment                                             $ 1,209,655
            Issuance of 1,330,524 shares of Common Stock               1,222,832
            Loan note in favour of TMNI International, Inc.              250,000
                                                                     -----------

                                                                     $ 2,682,487
                                                                     ===========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(2) In December, 1997, the Company issued 500,000 shares of its common stock as part payment for the acquisition by NHS Australia Pty Limited of the business of Nationwide Helpline Service Pty Limited. In November, 1998, the Company and TME jointly acquired the remaining 49% of NHS. The consideration paid totalled $4,199,224 made up as follows:

            Cash payment                                             $ 1,702,559
            Issuance of 500,000 shares of Common Stock                   500,000
                                                                     -----------

            As of September 30, 1998                                   2,202,559
            Cash payment                                               1,996,665

                                                                     -----------

            As of September 30, 1999                                 $ 4,199,224
                                                                     ===========

(3) In May, 1998, the Company issued 225,000 shares of its common stock as part payment for its investment in Porkpine Limited ("Porkpine"). The consideration paid totalled $922,372 made up as follows:

            Cash payment                                             $   570,623
            Issuance of 225,000 shares of Common Stock                   326,174
                                                                     -----------

            As of September 30, 1998                                     896,797
            Cash payment                                                  25,575

                                                                     -----------

            As of September 30, 1999                                 $   922,372
                                                                     ===========

(4) In June, 1999, the Company issued 4,589,732 shares of its common stock as part payment for its 50% investment in DSS Direct Connect, LLC ("DBS Direct"). The remaining interest of 50% was acquired by TME. The consideration paid totalled $7,538,821 made up as follows:

            Issuance of 4,589,732 shares of Common Stock             $ 6,038,821
            Capital contribution
               Paid                                                      937,500
               Deferred                                                  562,500

                                                                     -----------

                                                                     $ 7,538,821
                                                                     ===========

    The deferred capital contribution was paid in November and December 1999.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

--------------------------------------------------------------------------------

1     The Company

            Transmedia Asia Pacific, Inc. ("the Company" or "TMAP" ) is a Delaware corporation which was organised in March 1994 and commenced operations in Sydney, Australia in November 1994. TMAP is a provider of member benefit programs and travel services.

            On December 2, 1997, Transmedia Australia Holdings Pty Limited ("Transmedia Australia"), a company owned equally by the Company and Transmedia Europe, Inc. ("TME"), purchased 51% of the Common Stock of NHS Australia Pty Limited ("NHS"). On November 17, 1998 Transmedia Australia acquired the remaining 49% of NHS.

            On May 14, 1998 the Company and TME purchased jointly 100% of the outstanding Common Stock of Porkpine Limited ("Porkpine").

            On May 22, 1998 Transmedia Australia Travel Holdings Pty Limited ("Transmedia Holdings"), a company owned equally by the Company and TME acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway").

            In July 1998, the Company and TME jointly incorporated Countdown America, Inc. which changed its name to Countdown USA, Inc. on March 23, 1999 ("Countdown USA").

            On June 15, 1999 the Company and TME purchased jointly 100% of the outstanding Common Stock of DSS Direct Connect, LLC ("DBS Direct").

            As of September 30, 1999, the Company had the following equity interests in its direct subsidiaries and affiliates:

                                                              Country of
                           Name                              incorporation     % owned

            Subsidiaries
               Transmedia Australia Pty Limited                Australia         100
               Transmedia Australasia Limited                 New Zealand        100
               Transmedia Australia Holdings Pty Limited       Australia          50
               Transmedia Australia Travel Holdings
                Pty Limited                                    Australia          50

            Affiliates
               Countdown Holdings Limited                         UK              50
               Porkpine Limited                             Channel Islands       50
               DSS Direct Connect, LLC                            USA             50
               Countdown USA, Inc.                                USA             50

            All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

            Although the Company has significant influence over the operating and financial decisions of the affiliates the Company does not have effective control over their operations and therefore they are accounted for under the equity method.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies

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

      (b)   Restaurant credits

            Restaurant credits represent the total advances made to participating restaurants in exchange for credits less the amount by which these food and beverage credits are recouped by the Company as a result of Company cardholders utilising their cards at participating restaurants. The amount by which such food and beverage credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company reviews recoverability of restaurant credits and establishes an allowance for restaurant credits to restaurants that have ceased operations or whose credits may not be utilised by cardholders.

            The amount of funds advanced to participating restaurants are generally unsecured and are recoverable as cardholders utilise their restaurant charge card at the respective restaurant. In certain cases the Company may request a personal guarantee from the owner of a restaurant with respect to the recoverability of the advance if the restaurant ceases operations or ceases to be a participating restaurant. Generally no other forms of collateral or security are obtained from the restaurant owners.

      (c)   Long-lived assets

            Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. An impairment write-down was necessary for fiscal 1999 of $260,722 against the Transmedia license (fiscal 1998 - $Nil; fiscal 1997 - $276,472).

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to TMNI International, Inc. ("TMNI") in cash plus the fair value of Company shares granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business.

            The license cost is being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (e)   Office furniture and equipment

            Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives which are between 3-5 years.

      (f)   Goodwill

            The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of ten or fifteen years.

      (g)   Income taxes

            The Company recognises deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

            A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realised.

      (h)   Revenue recognition

            Revenues and fees comprise:

            i) the retail value of food and beverages purchased from participating restaurants by the Company's Transmedia cardholders (less the cardholders' 20% or 25% discount) and cardholders' membership fees.

            ii)   NHS membership fees paid by sponsoring corporations;

            iii) Travel agency commissions earned by the Teletravel division of NHS and Breakaway.

            Transmedia card membership fees are recognised as revenue in equal monthly instalments over the membership period. All other components of revenue, including NHS membership fees paid by corporations for the provision of helpline services, are non-refundable and recognised as revenue when the related services have been performed.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (i)   Foreign currencies

            The reporting currency of the Company is the United States dollar. The Company's functional currencies are the Australian dollar, the UK pound sterling and the Irish punt. The Australian dollar is the functional currency of the Company's member benefits and travel businesses because it is the primary currency of the environment in which the businesses operate as autonomous units. All cash generated and expended by these businesses is primarily in Australian dollars. For the same reasons the functional currency of the company's interest in Countdown is the UK pound sterling because that business is located, and primarily operates in, the United Kingdom. Similarly the functional currency of the Company's interest in Porkpine is the Irish punt because that business is located, and primarily operates in the Republic of Ireland.

            For consolidation purposes, the assets and liabilities of overseas subsidiaries are translated at the closing exchange rates. Consolidated statements of income of such subsidiaries are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative foreign currency translation adjustment account as a component of stockholders' equity.

            Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year ended September 30, 1999 the Company recorded an exchange gain of $212,461 (fiscal 1998 - loss of $80,017; fiscal 1997 - loss of $176,575).

            The average exchange rates for the years ended September 30, 1999, 1998 and 1997 and the exchange rates in effect as of September 30, 1999 and 1998 were as follows:

                                              UK pound    Australian    Ireland
                                              sterling      dollar       punt
            Average exchange rates

              Year ended September 30, 1999     1.6244      0.6649      1.3773
              Year ended September 30, 1998     1.6533      0.6470      1.4215
              Year ended September 30, 1997     1.6200      0.7302         N/A

            Closing exchange rate

              September 30, 1999                1.6463      0.6528      1.3513
              September 30, 1998                1.7000      0.5930      1.4995
              September 30, 1997                1.6125      0.7251      1.4545

      (j)   Cash equivalents

            For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (k)   Use of Estimates

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

      (l)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of September 30, 1999 and 1998 due to either short maturity or terms similar to those available to similar companies in the open market.

      (m)   Comprehensive income

            The Company adopted Statement of Financial Accounting Standard ("SFAS") No.130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The only item of comprehensive income (loss) is foreign currency translation adjustments.

      (n)   Recent accounting pronouncements not yet implemented

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard is now effective for fiscal years beginning after June 15, 2000. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3     Related party transactions

            The net amounts due from/to related parties are made up as follows:

                                               September 30,  September 30,
                                                   1999          1998
            Amounts due from:

               Transmedia UK plc                 $       --     $  383,507
               International Advance, Inc.               --        140,000
               Conestoga Partners, Inc.                  --         26,260
               Paul Harrison                             --         42,149
               Countdown                             22,665             --
                                                 ----------     ----------

                                                 $   22,665     $  591,916
                                                 ==========     ==========

            Amounts due to:

               J V Vittoria                      $1,302,137     $1,182,137
               TMNI                                 355,443        287,533
               TME                                  269,506      2,454,716
               Countdown USA (see also Note 4)      124,102             --
                                                 ----------     ----------

                                                 $2,051,188     $3,924,386
                                                 ==========     ==========

            Loans to related parties are unsecured, non-interest bearing and repayable upon demand except as noted below.

            During fiscal 1997 the Company entered into an agreement with Mr J Vittoria, a director and shareholder of the Company, whereby Mr Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum and is collaterized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr Vittoria. The loan is repayable on 60 days notice from Mr Vittoria.

            The Company and TME issued a joint promissory note together in the total principal amount of $500,000 to TMNI for which the liability has been split between the two companies equally. The promissory note was payable in April 2, 1998, bears interest at the rate of 10% per annum, and is convertible at the holder's option into common stock of each issuer at the rate of $1.20 per share. To date this promissory note has not been repaid or converted.

            During the year ended September 30, 1999, the Company was charged a corporate management fee of $1,210,939 (fiscal 1998 - $1,060,526; fiscal 1997 - $679,787) from TME in respect of the Company's share of head office expenses, comprising salaries, rent, travel and other associated office and professional costs.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

4     Investment in affiliated companies

      (a)   Investments in affiliated companies is made up as follows:

                                                              September 30,  September 30,
                                                                   1999           1998
            Countdown
               Cost of investment                              $ 2,682,487    $ 2,682,487
               Cost of option                                      171,860        171,860
               Shares of profits/(losses)
               - Year ended September 30, 1997                    (202,905)      (202,905)
               - Year ended September 30, 1998                    (651,311)      (651,311)
               - Year ended September 30, 1999                      55,942             --
               Amortization of goodwill on investment             (405,503)      (215,204)
               Amounts due from Countdown                               --        278,956
                                                               -----------    -----------

                                                               $ 1,650,570    $ 2,063,883
                                                               -----------    -----------

            Porkpine
               Cost of investment                              $   922,372    $   896,797
               Shares of losses
               - From acquisition date to September 30, 1998       (60,889)       (60,889)
               - Year ended September 30, 1999                     (14,230)            --
               Amortization of goodwill on investment              (81,849)       (22,063)
                                                               -----------    -----------

                                                               $   765,404    $   813,845
                                                               -----------    -----------

            DBS Direct
               Cost of investment                              $ 7,538,821    $        --
               Amortization of goodwill on investment             (196,810)            --
               Shares of losses
               - From acquisition date to September 30, 1999      (320,161)            --
                                                               -----------    -----------

                                                               $ 7,021,850    $        --
                                                               -----------    -----------

            Total investment in affiliates                     $ 9,437,824    $ 2,877,728
                                                               ===========    ===========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

4     Investment in affiliated companies (Continued)

                                                              September 30,   September 30,
                                                                  1999             1998

          Countdown USA
             Cost of investment                               $    24,990      $    24,990
             Shares of losses
             - Year ended September 30, 1998                      (21,816)         (21,816)
             - Year ended September 30, 1999                     (164,786)              --
             Amounts due from Countdown USA                        37,510           (3,174)
                                                              -----------      -----------

          Included within related parties (See also Note 3)   $  (124,102)     $        --
                                                              ===========      ===========


        (b) DBS Direct summary financial information

          Current assets                                      $ 1,356,564      $   284,254

          Non current assets
             Office furniture and equipment                       238,957           40,693
                                                              -----------      -----------

          Total assets                                        $ 1,595,521      $   324,947
                                                              ===========      ===========

          Current liabilities                                 $   651,637      $   218,033

          Non current liabilities                                      --          551,000
                                                              -----------      -----------

          Total liabilities                                   $   651,637      $   769,033
                                                              ===========      ===========

          Net revenues                                        $   579,078      $   145,447
                                                              ===========      ===========

          Operating loss                                      $  (630,183)     $  (446,988)
                                                              ===========      ===========

          Net loss                                            $  (640,322)     $  (449,086)
                                                              ===========      ===========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

5     Goodwill and other intangible assets

       Goodwill is made up as follows:

                                                       September 30,  September 30,
                                                            1999           1998
            Acquisition of NHS                          $ 5,213,510    $ 3,905,384
            Acquisition of Breakaway                         58,797         58,797
                                                        -----------    -----------

                                                          5,272,307      3,964,181

            Less: Accumulated amortization                 (642,545)      (204,897)
                                                        -----------    -----------

                                                        $ 4,629,762    $ 3,759,284
                                                        ===========    ===========

       Other intangible assets is made up as follows:

            Formation expenses                          $       784    $       784
            Transmedia license                            1,840,790      1,840,790
                                                        -----------    -----------

                                                          1,841,574      1,841,574

            Less: Accumulated amortization                 (889,061)      (768,277)
                  Impairment write-down                    (260,722)            --
                                                        -----------    -----------

                                                        $   691,791    $ 1,073,297
                                                        ===========    ===========

6     Acquisitions

      (a)   NHS

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

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6     Acquisitions (Continued)

      (a)   NHS (Continued)

            On November 17, 1998 the Company and TMAP acquired the remaining 49% and settled the Balance Obligation. The Company and TME also paid the reduced sign-on fees on that date.

            The total revised sign-on fees of Aus$3,000,000 (approximately $1,940,000) have been charged as compensation expense equally in the statement of operations of the Company and TME for the year ended September 30, 1998.

            The proforma income statement for the Company assuming the acquisition of NHS had occurred as of October 1, 1997 is as set out below.

                                      September 30,    September 30,
                                          1999             1998

            Total revenues             $ 3,991,539      $ 5,170,740
                                       ===========      ===========

            Operating loss             $(3,360,678)     $(3,250,514)
                                       ===========      ===========

            Net loss                   $(5,825,980)     $(4,781,706)
                                       ===========      ===========

            Loss per share             $     (0.20)     $     (0.27)
                                       ===========      ===========

      (b)   Breakaway

            On May 22, 1998 the Company and TME jointly acquired Breakaway Travel Club Pty Limited. The total consideration paid was Aus$375,000 (approximately $230,000) plus acquisition costs of $16,000. The acquisition was accounted for as a purchase and the excess purchase price attributable to goodwill was $58,797.

7     Notes payable

      (a) On April 29, 1998 the Company engaged in a private placement of debt securities (the "April Loan Notes"). The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $425,000) face amount, 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling (approximately $340,000) face amount, 8% promissory note payable on the same date. The holders of the 250,000 pound sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the common stock of the Company at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory notes received a warrant to purchase 33,328 shares on the same terms. The warrants are exercisable at any time after issuance through November 1, 2001.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7     Notes payable (Continued)

            The Company failed to pay the promissory notes on the due date and pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants.

            During the course of negotiations with the note holders, the Company granted two of the 250,000 pounds sterling promissory note holders an additional warrant each to purchase 41,660 shares of common stock and agreed to adjust the exercise price of all warrants issued to all note holders from $2.00 to $1.00.

            As of September 30, 1999 an amount of $288,186 was outstanding. The Company has now repaid the sterling promissory notes in full, together with interest.

      (b) On November 16, 1998 the Company entered into a One Year Secured Promissory Note ("Note") in the principal sum of $3.4 million executed with FAI General Insurance, a shareholder of the Company and TME. Interest on the Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Note was repayable on November 16, 1999.

            Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Note holder and the Company executed a new note representing the balance of principal of $3 million. The new note is payable on February 15, 2000 and bears interest at the rate of 10% per annum payable at maturity. The new note is secured by a charge over Transmedia Australia and is guaranteed by TME.

            The Note holder received a three year warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $1.00 per share. In addition the Company agreed to exchange warrants to purchase 633,366 shares of common stock exercisable at prices between $1.00 and $1.40, for a warrant to purchase shares at an exercise price of $1.00.

            The warrants were valued at approximately $1,122,000 using the Black-Scholes model and the Company has recorded the amount as a debt discount, with a related credit to additional paid-in capital. The debt discount is being amortized over the life of the Note. As of September 30, 1999 the balance of the debt discount, net of amortization, was $142,000.

      (c) On February 5, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $500,000 face amount zero coupon promissory note payable on March 5, 1999. The note holder received a three year warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.25 per share. The warrant is exercisable at any time after issuance through February 4, 2002. The Company failed to pay the note on the due date but the note holder agreed to extend the repayment date to June 21, 1999.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7     Notes payable (Continued)

            In consideration for the additional time granted by the holder to pay the promissory note, the Company granted the holder an additional warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share for no additional consideration. The additional warrant is exercisable at any time after issuance through February 4, 2002. The Company also granted the holder the right, prior to repayment, to convert the promissory note in whole or in part into shares of Common Stock at a conversion price of $0.75 per share. On June 18, 1999 the promissory note holder exercised his conversion privilege and the Company issued 666,667 shares of Common Stock in full satisfaction of the promissory note.

8     Stockholders equity

            On February 1, 1998 the Company commenced a private placement of common shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1993, as amended, and Regulation D promulgated thereunder. The Placement closed on April 30, 1998 upon the sale of 1,950,000 shares of common stock at $1.25 per share resulting in net proceeds to the company of $2,437,500. For every three shares sold each subscriber received a three year warrant to purchase one share of the common stock of the Company at an exercise price of $1.25 per share for no additional consideration. The warrants are exercisable at any time after the date of grant for a period of three years.

            On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $632,000.

            On January 25, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on February 24, 1999 upon the sale of 700,000 shares of common stock at $1.25 per share resulting in net proceeds to the Company of $875,000.

            On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of 3,000,001 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $2,250,000.

            On August 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on September 10, 1999 upon the sale of 166,666 shares of common stock at $0.75 per share resulting in net proceeds to the Company of $125,000.

            Refer also Note 15 "Subsequent Events"

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9     Income (tax) benefit

            Income taxes reflected in the accompanying consolidated statements of operations differed from the amounts computed by applying the US federal tax rate of 35% to loss before taxes as a result of the following:

                                                    Year ended     Year ended     Year ended
                                                   September 30,  September 30,  September 30,
                                                        1999           1998           1997
            Computed 'expected' tax benefit         $ 2,007,751    $ 1,121,895    $   707,000
            Change in valuation allowance against
             deferred tax assets                     (1,454,762)    (1,036,272)      (683,000)
            Non deductible expenses                    (582,966)      (212,821)            --
            Other (net)                                      --        (61,000)       (24,000)
                                                    -----------    -----------    -----------

                                                    $    29,977    $  (188,198)   $        --
                                                    ===========    ===========    ===========

            The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                     Year ended     Year ended     Year ended
                                                    September 30,  September 30,  September 30,
                                                        1999           1998           1997
            Deferred tax assets:

               Net operating loss carry forwards     $ 4,517,034    $ 3,062,272    $ 1,999,000
               Pre-operating costs capitalised for
                tax purposes                                  --             --         27,000
                                                     -----------    -----------    -----------

            Total                                      4,517,034      3,062,272      2,026,000
            Less valuation allowance                  (4,517,034)    (3,062,272)    (2,026,000)
                                                     -----------    -----------    -----------

            Net deferred tax assets                  $        --    $        --    $        --
                                                     ===========    ===========    ===========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

10    Loss per common share

            The following table summarises securities that were outstanding at September 30, 1999, 1998 and 1997, but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                         September 30,  September 30,   September 30,
                                             1999           1998            1997
            Stock options and warrants    7,692,965       3,952,145       2,038,825

11    Leases

            The Company leases certain office space under lease agreements.

            Future minimum lease payments under non-cancellable operating leases as of September 30, 1999, are as follows:

            Year ending September 30, 2000                            238,000
            Year ending September 30, 2001                            307,000
            Year ending September 30, 2002                            307,000
            Year ending September 30, 2003                            315,000
            Year ending September 30, 2004                            289,000
            Thereafter                                                     --
                                                                  -----------

                                                                  $ 1,456,000
                                                                  ===========

            The amount charged to the consolidated statement of operations for rent expense in the year ended September 30, 1999 was $187,588 (fiscal 1998 - $218,264; fiscal 1997 - $42,465).

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12    Stock options and warrants

            Under the Company's 1994 Stock Option and Rights Plan (the "Plan"), the Company may grant stock options and stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and to independent sales agents. The Plan provides that the Stock Option Committee of the Board of Directors may grant stock options or stock appreciation rights with respect to a maximum of 250,000 shares of common stock at an exercise price not less than the fair market value at the date of grant for qualified and non-qualified stock options.

            The Company issued options for 40,000 shares of Common Stock in 1996 (of which 10,000 were cancelled in 1997) and 10,000 in 1997 under the Company's 1996 Stock Option Plan for Outside Directors ("the 1996 Plan"). The 1996 Plan provides that the Stock Option Committee of the Board of Directors may grant stock options with respect to a maximum of 300,000 shares of common Stock. The options have a five year term.

            In prior years the Company has also issued warrants to purchase 497,619 shares of common stock at an exercise price ranging from $1.40 to $1.50 per share. The warrants have a three to five year term ending through July 2000.

            In April 1997, the Company granted an option to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown as part of the consideration given for the 50% purchase of Countdown. In addition, the Company issued warrants to purchase 138,596 shares of Common Stock at an exercise price of $1.13 per share with an expiration date of April 2002.

            In April and July 1999 the Company issued 3,000,000 warrants in lieu of payment to external advisors. The warrants were valued at approximately $1,720,000 using the Black-Scholes model and the Company has recorded the amount as prepaid fees with a related credit to additional paid-in capital. The prepaid fees are being charged to the statement of operations over the minimum period of the services to be provided.

            Stock option and warrant activity during the periods indicated is as follows:

                                              Options       Weighted       Warrants      Weighted
                                             number of       average       number of      average
                                              shares      exercise price     shares    exercise price
            Balance at September 30, 1996      840,000      $     1.04       597,619      $    1.62
            Granted                            297,193            0.90       324,013           1.57
            Cancelled                          (20,000)          (1.78)           --             --
                                            ----------      ----------    ----------      ---------

            Balance at September 30, 1997    1,117,193      $     1.00       921,632      $    1.62
            Granted                            120,000            1.50     1,793,320           1.20
                                            ----------      ----------    ----------      ---------

            Balance at September 30, 1998    1,237,193      $     1.05     2,714,952      $    1.35
            Granted                             20,000      $     1.59     5,720,802           0.88
            Cancelled                         (100,000)           1.50      (799,982)          1.60
            Expired                           (800,000)           1.00      (300,000)          1.83
                                            ----------      ----------    ----------      ---------

            Balance at September 30, 1999      357,193      $     1.06     7,335,772      $    0.94
                                            ==========      ==========    ==========      =========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12    Stock options and warrants (Continued)

            The range of exercise prices for the options is $1.00 to $1.78. The range of exercise prices for the warrants is $0.75 to $2.00. All the options and warrants shown as at September 30, 1999 and 1998 were exercisable at that date.

            The Company applies APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, other than in respect of that stated in Note 7(b) and that stated above no compensation cost has been recognized for its employee stock options and warrants in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net losses would have been increased to the proforma amounts indicated below:

                                               September 30,    September 30,    September 30,
                                                   1999             1998             1997
            Net loss         - As reported    $  (5,825,980)   $  (4,739,811)   $ (3,030,445)
                             - Proforma       $  (6,103,164)   $  (4,791,495)   $ (3,044,470)

            Loss per share   - As reported
                             - Basic          $       (0.20)   $       (0.27)   $      (0.22)
                             - Diluted        $       (0.20)   $       (0.27)   $      (0.22)

            Loss per share   - Proforma
                             - Basic          $       (0.21)   $       (0.27)   $      (0.22)
                             - Diluted        $       (0.21)   $       (0.27)   $      (0.22)

            In arriving at such proforma amounts, the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997 respectively: no dividends paid for all years; expected volatility of 45.8%; a risk free interest rates ranging between 4.13% and 6.7% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 1999, 1998 and 1997 were $0.42, $1.05 and $0.74 respectively.

13    Business and credit concentrations

            The Company's customers are primarily located in the Australia and New Zealand. No one corporate customer accounts for more than 10% of sales revenue for the year ended September 30, 1999.

            No single restaurant credit receivable was greater than 10% of the Company's total restaurant credit receivable balance as of September 30, 1999.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

14    Commitments and contingencies

         Legal proceedings

            From time to time the Company is subject to legal proceedings and claims in the ordinary course of business.

            On September 29, 1999 the National Association of Mature Americans Inc. ("NAMA") of Texas filed a civil action against the Company, TME and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TME through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TME and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defences against such claims. The Company, TME and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The court has ordered an initial pre-trial conference on April 10, 2000.

            The Company is not aware of any legal proceedings or claims against the Company that will have, individually or in aggregate a material adverse affect on the Company's business, prospects, financial condition and results of operations.

15    Subsequent Events

      (a)   Equity Private Placement

            On September 30, 1999 the Company commenced a private placement pursuant to the exemption from registration by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on October 5, 1999 upon the sale of 625,000 shares of common stock at $0.65 per share resulting in proceeds to the Company of $406,250.

            On October 21, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $0.80 per share resulting in proceeds to the Company of $3,125,000.

      (b)   Loan Note

            On November 30, 1999 the Company and FAI General Insurance executed a new promissory note representing the balance of principal of $3 million due on a promissory note in the sum of $3.4 million executed on November 16, 1998 (See Note 7(b) - Notes payable). The new note is payable on February 15, 2000 and bears interest at the rate of 10% per annum payable at maturity. The new note is secured by a charge over Transmedia Australia and is guaranteed by TME.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

16    Industry and geographic area segments

            The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services direct marketing and e-commerce, with the latter being insignificant in fiscal 1999. Operations of the subsidiary companies are conducted in Australia and New Zealand. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies

                                                              Year ended     Year ended     Year ended
                                                             September 30,  September 30,  September 30,
                                                                 1999           1998           1997
            (a) Statement of operations

            Revenues
               Member benefits/loyalty programs               $ 2,595,829    $ 3,861,355    $ 2,192,362
               Travel services                                  1,395,710        806,201             --
                                                              -----------    -----------    -----------

               Revenues for reportable segments
                and consolidated revenues                       3,991,539      4,667,556      2,192,362
                                                              -----------    -----------    -----------

            Operating loss
               Member benefits/loyalty programs                (1,041,601)      (605,154)      (697,024)
               Travel services                                   (205,802)       (23,505)            --
               Corporate overhead                              (2,113,275)    (2,620,794)    (2,080,824)
                                                              -----------    -----------    -----------

               Total operating loss for reportable segments    (3,360,678)    (3,249,453)    (2,777,848)
                                                              -----------    -----------    -----------

            Share of affiliate losses
               Member benefits/loyalty programs                  (373,159)    (1,186,734)      (202,905)
               Direct marketing                                  (516,971)            --             --
                                                              -----------    -----------    -----------

                                                                 (890,130)    (1,186,734)      (202,905)
                                                              -----------    -----------    -----------

            Net interest expense                               (1,485,623)      (258,502)       (49,692)
                                                              -----------    -----------    -----------

            Loss before taxation and minority interests       $(5,736,431)   $(4,694,689)   $(3,030,445)
                                                              ===========    ===========    ===========

            Depreciation and amortization
               Member benefit/loyalty programs                    397,102        310,371        160,915
               Travel services                                     24,986         20,297             --
                                                              -----------    -----------    -----------

                                                              $   422,088    $   330,668    $   160,915
                                                              ===========    ===========    ===========

            The only geographic segment is Australasia from which all the revenues are derived and to which all but $691,007 of the long-lived assets relate.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

16    Industry and geographic area segments (Continued)

                                                    September 30,  September 30,
                                                        1999           1998

            (b)   Total assets
                  Member benefits/loyalty programs   $ 5,882,396    $ 5,317,046
                  Travel services                        553,131      1,006,375
                  Investment in affiliates             9,437,824      2,877,728
                  Unallocated                          1,803,992      1,757,613
                                                     -----------    -----------

                                                     $17,677,343    $10,958,762
                                                     ===========    ===========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Valuation and qualifying accounts                                    Schedule II
for the years ended September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------

Column A                                 Column B                    Column C              Column D     Column E
                                                            Additions
Description                                                 Charged to    Acquisition                   Balance
                                        Balance at          costs and          of         Deductions    at end
                                    beginning of period     expenses      subsidiaries    (describe)   of period
Allowances for irrecoverable
 restaurant credits               1997           119,762                                   (5,152)      114,610
                                  1998           114,610                                  (66,577)       48,033
                                  1999            48,033                                   17,728        65,761

The deduction of $17,728 relates to the write-off of certain irrecoverable restaurant credits and as of September 30, 1999.