Form 10-Q
period 1999-12-31
TRANSMEDIA ASIA PACIFIC INC
filed 2000-02-15
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                                  13-3760219
-----------------------                                      ------------------
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

                            U.K. 011-44-171-930-0706
                           ---------------------------
                             (Registrant's telephone
                           number including area code)

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

          34,018,298 Shares, $.00001 par value, as of February 11, 2000
       (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                           December 31,    September 30,
                                                                   1999             1999
                                                            (Unaudited)        (Audited)
                                                           ------------    -------------
Assets

Current assets

Cash and cash equivalents                                   $   927,115      $   548,576

Trade accounts receivable                                       151,003          267,771

Restaurant credits (net of allowance for irrecoverable
credits of $71,111 at December 31, 1999 and of
$ 65,761 at September 30, 1999)                                 104,890          128,599

Amounts due from related parties (note 7)                     1,034,306           22,665

Prepaid expenses and other current assets                       297,607          172,617

Prepaid fees                                                    711,724          711,724
                                                            -----------      -----------

Total current assets                                          3,226,645        1,851,952
                                                            -----------      -----------

Non current assets

Investment in affiliated company (note 4)                     8,915,514        9,437,824

Property and equipment, (net of accumulated
depreciation of $665,619 at December 31, 1999 and
$647,875 at September 30, 1999)                                 128,622          132,870

Goodwill, (net of accumulated
amortization of $730,417 at December 31, 1999 and
$ 642,545 at September 30, 1999) (note 5)                     4,541,889        4,629,762

Other intangible assets, (net of accumulated
amortization of  $1,179,679 at December 31, 1999 and
$1,149,783 at September 30, 1999) (note 5)                      661,895          691,791

Prepaid fees                                                    604,537          711,724

Other assets                                                     71,527          221,420

                                                            -----------      -----------

Total non-current assets                                     14,923,984       15,825,391
                                                            -----------      -----------

TOTAL ASSETS                                                $18,150,629      $17,677,343
                                                            ===========      ===========

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                      December 31,      September 30,
                                                              1999               1999
                                                       (Unaudited)          (Audited)
                                                      ------------      -------------
Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                                $    791,964       $    630,694
Deferred income                                             70,709             70,258
Accrued liabilities                                        747,086            636,491
Amount due to related parties (note 7)                   1,925,645          2,051,188
Notes payable                                            3,000,000          3,688,186
Deferred payment                                                 0            562,500
Bank lines of credit                                             0             18,740
                                                      ------------       ------------

Total Current Liabilities                                6,535,404          7,658,057
                                                      ------------       ------------

Minority interest                                           60,771             60,771
                                                      ------------       ------------

Stockholders' equity

Preferred stock $0.01 par value per share,
authorized 5,000,000 shares, issued and
Outstanding shares                                               0                  0

Common stock $0.00001 par value per share
authorized 95,000,000 shares; (34,018,298 issued
and outstanding at December 31, 1999
and 29,487,048 at September 30, 1999)                          340                295

Additional paid in capital                              31,617,575         28,086,369

Cumulative foreign currency translation                   (418,262)          (185,717)
adjustment

Accumulated deficit                                    (19,645,199)       (17,942,432)
                                                      ------------       ------------

Total Stockholders' Equity                              11,554,454          9,958,515
                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 18,150,629       $ 17,677,343
                                                      ============       ============

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                       December 31,       December 31,
                                                               1999               1998
                                                       ------------       ------------
Total revenues                                              575,143          1,134,145

Cost of sales                                              (134,605)          (217,689)
                                                       ------------       ------------

Gross profit                                                440,538            916,456

Selling, general and
administrative expenses                                  (1,302,611)        (1,707,316)
                                                       ------------       ------------

Loss from operations                                       (862,073)          (790,860)

Share of profits/(losses) of affiliated companies          (583,764)          (134,283)

Interest expense                                           (259,677)          (107,645)

Interest income                                               2,747              4,424

                                                       ------------       ------------

Loss before income taxes                                 (1,702,767)        (1,028,364)

Income taxes                                                      0             13,248
                                                       ------------       ------------

Loss after income taxes                                  (1,702,767)        (1,015,116)

Minority Interest                                                 0             29,667
                                                       ------------       ------------

Net loss                                               $ (1,702,767)      $   (985,449)
                                                       ============       ============

Loss per share                                         $      (0.05)      $      (0.06)

Weighted average number of common
shares outstanding                                       32,507,881         17,691,690
                                                       ============       ============

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                  Three months ended     Three months ended
                                                   December 31, 1999      December 31, 1998
                                                  ------------------     ------------------
Cash flows from Operating Activities:
- Net loss                                               $(1,702,767)           $  (985,449)

Adjustment to reconcile net loss
to net cash used in operating activities:
- Depreciation                                                13,340                 35,173
- Amortization of license                                     29,896                 19,434
- Amortization of goodwill  - subsidiaries                    87,873                 71,071
- Amortization of goodwill - affiliates                      231,216                 69,821
- Amortization of prepaid fees                               107,187                      0
- Provision for irrecoverable restaurant credits               5,350                      0
- Share of losses of affiliates                              352,530                 64,462
- Debt discount expense                                      142,000                      0
- Minority interests                                               0                 29,667
- Provision for bad debts                                          0                (11,563)

Changes in assets and liabilities:
- Trade accounts payable                                     161,270                140,074
- Accrued liabilities                                        110,595               (187,348)
- Accrued interest expense                                    45,001                (89,041)
- Accounts receivable                                        116,768                222,108
- Restaurant credits                                          18,359                (13,338)
- Prepaid expense and other current assets                         0                (51,964)
- Deferred income                                                451               (131,869)
- Due from / (to) related parties                         (1,081,989)            (1,710,106)
- Due from / (to) affiliates companies                      (161,630)                     0
- Deferred cost of investment                               (562,500)                     0
- Accrued sign-on fees                                             0               (296,500)
- Other assets                                              (117,098)                     0
- Restricted cash & cash equivalents                               0                (78,280)
                                                         -----------            -----------

Net cash used in operating activities                     (2,204,148)            (2,903,648)
                                                         -----------            -----------
Cash flows from investing activities:
- Purchase of NHS                                                  0             (1,233,451)
- Investment in Countdown USA                                      0                (24,967)
- Investment in Porkpine                                           0                (25,575)
- Purchase of fixed assets                                    (9,092)               (33,962)
                                                         -----------            -----------

Net cash used in investing activities                         (9,092)            (1,317,955)
                                                         -----------            -----------
Cash flows from financing activities:
- Net proceeds received from issuance of:
  common stock                                             3,531,250                632,000
- Proceeds from (repayment of) notes payable                (688,186)             3,335,519
- Bank credit line                                           (18,740)                     0
                                                         -----------            -----------

Net cash (used in)/provided by financing activities        2,824,324              3,967,519
                                                         -----------            -----------

(Decrease)/increase in cash and
cash equivalents carried forward                         $   611,084            $  (254,084)
                                                         ===========            ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                   Three months ended  Three months ended
                                                    December 31, 1999   December 31, 1998
                                                   ------------------  ------------------
(Decrease)/increase in cash and
cash equivalents brought forward                          $   611,084         $  (254,084)

Effect of foreign currency on cash                           (232,545)            332,559
Minority Interest                                                   0            (411,650)
                                                          -----------         -----------
Net (decrease)/increase in cash and
cash equivalents                                              378,539            (333,175)

Cash and cash equivalents at beginning of period              548,576           1,504,921
                                                          -----------         -----------

Cash and cash equivalents at end of period                $   927,115         $ 1,171,746
                                                          ===========         ===========

Supplemental disclosures of cash flow information:

                                                   Three months ended  Three months ended
                                                    December 31, 1999   December 31, 1998
                                                   ------------------  ------------------
Cash paid during the period for:

     Interest                                             $    84,648         $    73,494
     Income taxes                                         $       NIL         $       395

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

Through 1996 the operations of the Company consisted of a discount restaurant charge card business in Australia. In 1996 management decided to expand the Company's operations by providing broader based "member benefits" to its corporate clients and individual members. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. The Company has worked closely with Transmedia Europe, Inc. ("TME") for a number of years. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and certain other countries outside of Europe. TME commenced operations in the United Kingdom in January 1994. TME made a similar strategic decision. As a result the Company and TME jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. See "Countdown". In December 1997 the Company and TME acquired control of NHS Australia Pty Limited ("NHS") through Transmedia Australia Holdings Pty Limited. NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies. See "Nationwide Helpline Services".

The Company and TME on May 14, 1998 jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. See "Logan Leisure". On May 22, 1998 the Company and TME jointly acquired, through Transmedia Australia Travel Holdings Pty Limited, Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. See "Breakaway". In July 1998 the Company and TME jointly established Countdown America, Inc. ("Countdown USA"), to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA") a provider of discounted mail order and retail pharmacy products as well as other benefit programs such as discounted eyewear, dental services and leisure products. On November 17, 1998 Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS.

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

As of December 31, 1999, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:

Name                                              Country of Incorporation      %  Owned
Subsidiaries:
Transmedia Australia Pty Ltd                      Australia                     100
Transmedia Australasia Pty Ltd                    New Zealand                   100
Transmedia Australia Holdings Pty Ltd             Australia                      50
Transmedia Australia Travel Holdings Pty Ltd      Australia                      50

Affiliates:
Countdown Holdings Limited                        UK                             50
Porkpine Limited                                  Channel Islands                50
Countdown USA, Inc.                               United States                  50
DSS Direct Connect, LLC                           United States                  50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998 and the changes in cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The September 30, 1999 balance sheet has been derived from the audited consolidated financial statements as of that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K

Although the Company has significant influence over the operating and financial decisions of its affiliates, it does not have effective control over their operations and therefore they are accounted for under the equity method.

Note 3 - Significant accounting policies

      (a)   Principles of consolidation

            The consolidated unaudited financial statements include the financial statements of the Company and its subsidiaries and affiliates, including 50% held subsidiaries where effective control is exercised by the Company over the financial and operational decisions of the subsidiary. All significant inter-company transactions have been eliminated on consolidation.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (c)   Long-lived assets

            Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

      (d)   Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The license cost is being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994.

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

      (h)   Cash equivalents

            For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (i)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of December 31 and September 30, 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

      (j)   Revenue recognition

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

            Transmedia card membership fees are recognized as revenue in equal monthly installments over the membership period. All other components of revenue, including NHS membership fees paid by corporations for the provision of helpline services, are non-refundable and recognized as revenue when the related services have been performed.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

      (k)   Foreign currencies(continued)

            The average exchange rates during the three months ended December 31, 1999 and 1998 and the exchange rates in effect at December 31, 1999 and September 30, 1999 were as follows:

                                                            UK Pound      Australian       Irish
                                                    Sterling (pound)          Dollar        Punt
            Average exchange rates:
            3 months ended December 31, 1999                  1.6297          0.6433      1.3166
            3 months ended December 31, 1998                  1.6757          0.6434      1.4969

            Closing exchange rate:

            December 31, 1999                                 1.6153          0.6570      1.2778
            September 30, 1999                                1.6463          0.6528      1.3513

      (l)   Comprehensive income

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

      (m)   Recent accounting pronouncements not yet implemented

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4 - Investment in Affiliated Companies

Investment in affiliated companies is made up as follows:

                                                        December 31,     September 30,
                                                                1999              1999
                                                         -----------       -----------
Countdown

  Cost of investment                                     $ 2,682,487       $ 2,682,487
  Cost of Option                                             171,860           171,860
  Share of profits/(losses)
  - From acquisition date to September 30, 1999             (798,274)         (798,274)
  - Three months ended December 31, 1999                      27,246                 0
  - Amortization of goodwill on investment                  (453,078)         (405,503)
                                                         -----------       -----------
                                                         $ 1,630,241       $ 1,650,570
                                                         ===========       ===========
Porkpine Limited

  Cost of investment                                     $   922,372       $   922,372
  Share of profits/(losses)
  - From acquisition date to September 30, 1999              (75,119)          (75,119)
  - Three months ended December 31, 1999                     107,971                 0
  - Amortization of goodwill on investment                   (96,796)          (81,849)
                                                         -----------       -----------
                                                         $   858,429       $   765,404
                                                         ===========       ===========
DBS Direct

  Cost of investment                                     $ 7,538,821       $ 7,538,821
  Share of profits/(losses)
  - From acquisition to September 30, 1999                  (320,161)         (320,161)
  - Three months ended December 31, 1999                    (426,312)                0
  - Amortization of goodwill on investment                  (365,504)         (196,810)
                                                         -----------       -----------
                                                         $ 6,426,844       $ 7,021,850
                                                         ===========       ===========

Total investment in affiliates                           $ 8,915,514       $ 9,437,924
                                                         ===========       ===========

Countdown USA

  Cost of investment                                     $    24,990       $    24,990
  Share of profits/(losses)
  - From inception to September 30, 1999                    (186,602)         (186,602)
  - Three months ended December 31, 1999                     (61,453)                0
  Amounts due from/(to) Countdown America                          0            37,510
                                                         -----------       -----------
  Included within related parties (see Note 5)           $  (223,065)      $  (124,102)
                                                         ===========       ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5     Goodwill and other intangible assets

      Goodwill is made up as follows:

                                                         December 31,     September 30,
                                                                 1999              1999
        Acquisition of NHS                                $ 5,213,510       $ 5,213,510
        Acquisition of Breakaway                               58,797            58,797
                                                          -----------       -----------

                                                            5,272,307         5,272,307

        Less: Accumulated amortization                       (730,418)         (642,545)
                                                          -----------       -----------

                                                          $ 4,541,889       $ 4,629,762
                                                          ===========       ===========

      Other intangible assets is made up as follows:

        Formation expenses                                $       784       $       784
        Acquisition of Breakaway                            1,840,790         1,840,790
                                                          -----------       -----------

                                                            1,841,574         1,841,574

        Less: Accumulated amortization                     (1,179,679)         (889,061)
                 Impairment write-down                              0          (260,722)
                                                          -----------       -----------

                                                          $   661,895       $   691,791
                                                          ===========       ===========

Note 6 - Notes Payable

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7 - Related Parties

Amounts due from related parties comprise the following:

                                    December 31        September 30
                                           1999                1999
                                    -----------        ------------
      Related Party

      Transmedia Europe, Inc.         1,034,036                   0
      Countdown                               0              22,665
                                     ----------          ----------
      Total                          $1,034,036          $   22,665
                                     ----------          ----------

Amounts due to related parties comprise the following:

                                    December 31        September 30
                                           1999                1999
                                    -----------        ------------
         Related Party

      J. V. Vittoria                  1,342,137           1,302,137
      TMNI                              360,443             355,443
      Transmedia Europe, Inc.                 0             269,506
      Countdown USA, Inc.               223,065             124,102
                                     ----------          ----------
      Total                          $1,925,645          $2,051,188
                                     ----------          ----------

Note 8 - Loss per common share

The following table summarizes securities that were outstanding at March 31, 1999 and 1998 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                    December 31,          December 31,
                                            1999                  1998
                                    ------------          ------------
      Stock options and warrants       7,692,965             5,118,809

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9 - Industry and geographic area segments

      The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services direct marketing and e-commerce, with the latter being insignificant in the quarters ended December 31, 1999 and 1998. Operations of the subsidiary companies are conducted in Australia and New Zealand. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 3 - Significant accounting policies

                                                               December 31,            December 31,
                                                                       1999                    1998
                                                               ------------            ------------
      (a) Statement of operations

      Revenues
        Member benefits/loyalty programs                        $   423,456             $   327,945
        Travel services                                             151,687                 806,201
                                                                -----------             -----------

        Revenues for reportable segments
         and consolidated revenues                                  575,143               1,134,146
                                                                -----------             -----------

      Operating loss
        Member benefits/loyalty programs                           (253,447)               (149,238)
        Travel services                                            (147,810)                (23,505)
        Corporate overhead                                         (460,816)               (688,357)
                                                                -----------             -----------

        Total operating loss for reportable segments               (862,073)               (860,681)
                                                                -----------             -----------

      Share of affiliate losses
        Member benefits/loyalty programs                             11,242                 (64,462)
        Direct marketing                                           (595,006)                     --
                                                                -----------             -----------

                                                                   (583,764)                (64,462)
                                                                -----------             -----------

      Net interest expense                                         (256,930)               (103,221)
                                                                -----------             -----------

      Loss before taxation and minority interests               $(1,702,767)            $(1,028,364)
                                                                -----------             -----------

      Depreciation and amortization
        Member benefit/loyalty programs                              71,772                 124,690
        Travel services                                                 988                     988
                                                                -----------             -----------

                                                                $    72,760             $   125,678
                                                                -----------             -----------

      The only geographic segment from which all the revenues are derived is Australasia.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 9 - Industry and geographic area segments (continued)

                                                     December 31,          September 30,
                                                             1999                   1999
      (b) Total assets

          Member benefits/loyalty programs            $ 7,528,228            $ 5,882,396
          Travel services                                 179,803                553,131
          Investment in affiliates                      8,915,513              9,437,824
          Unallocated                                   1,304,020              1,803,992
                                                      -----------            -----------

                                                      $17,927,564            $17,677,343
                                                      ===========            ===========

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

Results of Operations

Three Months ended December 31, 1999 compared to Three Months ended December 31, 1998

The Company generated revenues of $575,143 (1998: $1,134,145) in the three months ended December 31, 1999, a decrease of $559,002 or 49.3% over the corresponding period in 1998. The Company's member benefit/loyalty marketing businesses, NHS and the restaurant card business, generated revenues of $316,292 and $107,164 respectively. (1998: $555,546 and $252,426). Revenues at NHS were impacted by the loss of a number of contracts. The decline in revenues in the restaurant card business resulted from lower card usage by cardholders as a result of rationalization of the participating restaurant base. Additionally, the Company was not able to add new restaurants due to its inability to fund advances to such restaurants. The Company has recruited additional sales and marketing staff who are progressing a number of new business opportunities. Teletravel and Breakaway generated revenues of $55,045 and $96,642 respectively (1998: $129,830 and $196,343). Both businesses experienced a downturn in trading activity generally.

Cost of sales totaled $134,605 (1998: $217,689) for the three months ended December 31, 1999, generating a gross profit percentage of 76.6% (1998: 80.8%). The gross profit percentage achieved in the period by NHS was 76.5% (1998:
83.0%) and the restaurant card business achieved 43.8% (1998: 51.1%). Teletravel and Breakaway operate at 100% gross margin.

Selling, general and administrative expenses totaled $1,302,611 (1998:
$1,707,316) for the three months ended December 31, 1999, a decrease of $404,705 or 23.7% over the corresponding period in 1998. Selling, general and administrative expenses of NHS decreased by $61,977 and the restaurant card business recorded a decrease of $131,155 as compared to the corresponding period in 1998. The travel business also recorded decreases in selling, general and administrative expenses, $57,901 at Teletravel and $86,858 at Breakaway. Decreases in expenses in all businesses were recorded across most cost categories reflecting lower activity levels. Head office selling, general and administrative expenses decreased by $136,663 as compared to the corresponding period in 1998. The net decrease comprised an increase in professional fees of $170,382, which was offset by expense decreases primarily in payroll. Additionally, head office selling. General and administrative expenses in 1998 included one-off office relocation costs of $287,622.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown USA and Logan Leisure were $27,246, $(426,312), $(61,453) and $107,791 respectively for the three months ended December 31, 1999 (1998: $1,713, nil, $(65,158) and $68,803).

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                  Three Months Ended
                                                  ------------------

                                      December 31, 1999       December 31, 1998

Cash (used in)/provided by
Operating Activities                        $(2,204,148)            $(2,903,648)

Cash used in
Investing activities                        $    (9,092)            $(1,317,955)

Cash provided by financing
Activities                                  $ 2,824,324             $ 3,967,519

The Company incurred a net loss of $1,702,767 in the three months ended December 31, 1999, which when adjusted for non-cash items resulted in funds used in operating activities totaling $2,204,148, net of working capital movements. Non-cash items comprised depreciation and amortization charges $469,512, the Company's share of losses of affiliates of $352,530, provision against irrecoverable restaurant credits $5,350 and debt discount expense $142,000.

Net cash used in investing activities of $9,092 in the three months ended December 31, 1999 comprised investment in fixed assets. In the corresponding period in 1998, net cash used in investing activities comprised the cash elements of the Company's investment in Transmedia Australia to complete the acquisition of NHS ($1,233,451) and the Company's investment of $50,542 in its affiliates Countdown America ($24,967) and Porkpine ($25,575). In addition, the Company invested $33,962 in fixed assets in the three months ended December 31, 1998.

To meet its cash requirements during the quarter ended December 31, 1999, the Company issued in aggregate 4,531,250 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $3,531,250. $406,250 of the net cash proceeds were received in October 1999 and the balance in early November. Further, in November 1998 the Company raised approximately $3,400,000 through the issuance of a secured 10% promissory note. Such promissory note fell due for payment on November 16, 1999. The Company repaid $400,000 of principal and executed a new note representing the balance of $3 million on November 30, 1999. The new note is payable on February 15, 2000, together with accrued interest. In addition, in the quarter ended December 31, 1999 cash generated by financing activities was partially off set by the repayment of short-term loans totaling $288,186

Historically, the Company's ability to grow and generate cash from operations has been restricted by the implementation of its strategy to create a broad based international member benefit/loyalty marketing business primarily through the joint acquisition of synergistic businesses with TME. The Company currently has established business operations in Australia and through its affiliates, Countdown, Countdown USA, DBS Direct and Logan Leisure, has an interest in business operations in Europe, the United States and elsewhere. In addition, in November 1998 the Company and TME launched their transactional web site business, Countdown-Arcade. While the Company will continue to operate cash negative in the short term, management believes that after completion of the proposed merger with TME, the Company and TME will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three months ended December 31, 1999, a situation which is expected to continue for foreseeable future. The business of Breakaway is to some extent seasonal. However, the Company has no basis at this time on which to project the effects, if any, on its business as a whole.

Year 2000 disclosure issues

The Company has considered the guidance of the Statement of the Commission regarding disclosure of Year 2000 issues for public companies (Release No. 33-7558) effective date August 4, 1998. Full disclosure of Year 2000 issues was made in the Company's annual report on Form 10-K for the year ending September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

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

ITEM 2.     Change in Securities and Use of Proceeds

On September 30, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on October 5, 1999 upon the sale of 625,000 shares of common stock at $0.65 per share resulting in net proceeds to the Company of $406,250. The proceeds were received in October 1999 and were applied to working capital.

On October 21, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 20, 1999 upon the sale of 3,906,250 shares of common stock at $0.80 per share resulting in net proceeds to the Company of $3,125,000. The proceeds were received in November 1999 and were applied to loan repayments and working capital.

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

TRANSMEDIA ASIA PACIFIC, INC.


By: /S/ Michael R. Chambrello
-----------------------------
President and Chief Executive Officer