Form 10-K/A
period 1999-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 2000-04-06
CIK 925063

FORM 10-K/A#1

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

         FOR THE TRANSITION PERIOD FROM______________TO_________________

                         COMMISSION FILE NUMBER 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                           13-3760219
    -----------------------                                -----------------
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

This amendment to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 is being filed to include exhibits omitted in the original filing.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report.

(a)(1)   Financial Statements:

         Transmedia Asia Pacific, Inc.
         See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)   Financial Statement Schedules:

         II Schedule of Valuation and Qualifying Accounts

(a)(3)   Exhibits:

3.1      Certificate of Incorporation of the Company.
3.2      By-laws of the Company.

4.1      Specimen Certificate of the Company's Common Stock.

10.1(a) Master License Agreement, dated March 21, 1994, by and between Network and Conestoga.
10.1(b) Assignment and Assumption Agreement (of the Master License Agreement), dated May 2, 1994 by and among Conestoga, the Company and Network.
10.1(c) Option Agreement, dated March 21, 1994, by and between the Company and Conestoga.
10.1(d) Assignment and Assumption Agreement (of Option Agreement) dated May 2, 1994 by and among Conestoga, the Company and Network.
10.1(e) Employment Agreement, dated as of May 6, 1994, between the Company and Paul L. Harrison.
10.1(f) Employment Agreement, dated as of May 6, 1994, between the Company and Edward J. Guinan, III.
10.1(g) Software License Agreement, dated as of August 16, 1994, between Transmedia Europe and the Company.
10.1(h) Letter Agreement, dated October 19, 1994 from John Fairfax Group Pty. Limited and Transmedia Australia Pty Limited.
10.1(i) Sublease, dated August 31, 1994, between Cambooya Properties Pty. Limited to Transmedia Australia Pty. Limited.
10.1(j) Form of Restaurant Operator Agreement (Contract with Participating Restaurant).
10.1(k)  1994 Stock Option Plan of the Company.
10.1(l)  Letter Agreement, dated June 16, 1995, from NWP to the Company.
10.1(m) Master License Agreement amendment, dated December 6, 1996, by and between Network, the Company and Transmedia Europe, Inc.
10.1(n)  Agreement and plan of reorganization dated February 10, 1997.
10.1(o) Service Agreement dated April 3, 1997 between Countdown and C.E.C. Radbone.
10.1(p) Common Stock Purchase Warrant dated April 3, 1997 with J. Vittoria. 10.1(q) Loan Facility Agreement dated March 27, 1997 between the Company and J.
         Vittoria.
10.1(r) Share Pledge Agreement dated April 3, 1997 between the Company and J. Vittoria.
10.1(s)  Master License Amendment dated December 20, 1996.
10.1(t) Registration Rights Agreement dated April 3, 1997 between the Company and C.E.C. Radbone.
10.1(u) Agreement dated April 3, 1997 between the Company, Transmedia Europe, Inc. and C. E. C. Radbone as to the acquisition of Countdown Holdings Limited. (Exhibit to Form 8K filed April 18, 1997)
10.1(v)  Master License Amendment dated May 15, 1997.

10.2(a) Amendment to loan agreement by a director of the Company in connection with a loan of $1,000,000 to facilitate the acquisition of Countdown Holdings Limited. (Exhibit to 1997 Form 10K/A#2 filed March 6, 1998)
10.2(b) Lease on 1 Hurlingham Business Park, Sulivan Road, London SW6 3DU, United Kingdom. (Exhibit to 1997 Form 10K/A#2 filed March 6, 1998)
10.2(c) Option in respect of the purchase of ICON Travel Pty Limited. (Exhibit to 1997 Form 10K/A#2 filed March 6, 1998)
10.2(d) Agreement dated November 6, 1997 for the purchase of the business and assets of NHS. (Exhibit to Form 8K filed December 17, 1997)
10.2(e) Lease Agreement dated September 23, 1998 between Cambooya Properties Pty Limited and Transmedia Australia. (Exhibit to 1998 Form 10K filed January 13, 1999)
10.2(f) Agreements for the acquisition of 100% of the issued share capital of Porkpine Limited among Compass Trustees Limited, Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc. and Gavin Logan and Joanne Logan, dated May 14, 1998. (Exhibit to Form 8K filed May 29, 1998)
10.2(g) Share sale agreement dated March 26, 1998 re acquisition of Breakaway Travel Pty Limited. (Exhibit to Form 8K filed June 5, 1998)
10.2(h) Equity Purchase Agreement dated May 10, 1999 by and among DSS Direct Connect L.L.C., William D. Marks, Donna M. Marks, Kevin R. Drewyer, Direct Investors, Inc. , Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc., as amended June 11, 1999. (Exhibit to Form 8K filed July 1, 1999)
10.3(a) Employment Agreement, dated as of March 2, 1998, between the Company and Edward J. Guinan, III. (Exhibit to 1998 Form 10K filed January 13,
         1999)
10.3(b) *Employment Agreement, dated as of October 1, 1999, between the Company and Michael R. Chambrello.
16.1(a) Letter from the Company's former independent accountant, Arthur Anderson. (Exhibit to Form 8K filed October 7, 1996)
16.1(b) Letter from the Company's former independent accountant, KPMG. (Exhibit to Form 8K/A#1 filed October 16, 1997)

21.1  List of subsidiaries

99.1(a) Audited Consolidated Financial Statements for the years ended August 31, 1995 and 1996 for Countdown Holdings Limited and Pro-forma financial information re Countdown Holdings Limited investment. (Exhibit to Form 8K/A#1 filed June 17, 1997)
99.1(b) Revised Pro-forma financial information re Countdown Holdings Limited investment. (Exhibit to Form 8K/A#1 filed January 21, 1999)
99.1(c) Consolidated Financial Statements for significant associate Countdown Holdings Limited for the year ended September 30, 1997. (Exhibit to 1997 Form 10K/A#4 filed January 21, 1999)
99.1(d) Consolidated Financial Statements for significant associate Countdown Holdings Limited for the year ended September 30, 1998. (Exhibit to 1998 Form 10K filed January 13, 1999)
99.2(a) Unaudited Financial Statements for the years ended June 30, 1995, 1996 and 1997 for Nationwide Helpline Services Pty Limited, former owner of NHS and Pro-forma financial information re acquisition of NHS. (Exhibit to Form 8K/A#1 filed December 14, 1998)
99.2(b) Revised Pro-forma financial information re acquisition of NHS. (Exhibit to Form 8K/A#2 filed January 21, 1999)
99.3(a) Audited Financial Statements for Letville Holdings Limited for the year ended March 31, 1998, Floracourt Limited for the 25 months ended March 31, 1998 and G. & J. Logan trading as Logan Leisure for the year ended March 31, 1998 and Pro-forma financial information re Logan Leisure investment. (Exhibit to Form 8K/A#1 filed July 31, 1998)
99.4(a) Audited Financial Statements for Breakaway Travel Club Pty Limited for the years ended June 30, 1995, 1996 and 1997 and Pro-forma financial information re acquisition of Breakaway Travel Club Pty Limited. (Exhibit to Form 8K/A#1 filed July 31, 1998)

99.5(a) Audited financial statements of DSS Direct Connect LLC. Covering the period from inception on March 3, 1998 to September 30, 1998 and the period October 1, 1998 to June 14, 1999 together with unaudited pro-forma financial information.
99.5(b) *Audited Financial Statements for significant associate DSS Direct Connect LLC for the period ended September 30, 1999.

*        Filed herewith

(b) Reports on Form 8-K

         None.