Form 10-Q
period 2000-03-31
TRANSMEDIA ASIA PACIFIC INC
filed 2000-05-23
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               13-3760219
--------------------------------                              -----------------
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

            37,039,404 Shares, $.00001 par value, as of May 15, 2000
(Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                      March 31,    September 30,
                                                        2000          1999
                                                     (Unaudited)    (Audited)
                                                     -----------   -----------

Assets

Current assets

Cash and cash equivalents                            $ 5,595,595   $   548,576

Trade accounts receivable                                601,296       267,771

Restaurant credits (net of allowance for
irrecoverable credits of $76,273 as of
March 31, 2000 and $ 65,761 as of
September 30, 1999)                                       50,900       128,599

Amounts due from related parties (note 7)              2,533,364        22,665

Prepaid expenses and other current assets                498,114       172,617

Prepaid fees                                             711,724       711,724
                                                     -----------   -----------

Total current assets                                   9,990,993     1,851,952
                                                     -----------   -----------

Non current assets

Investment in affiliated companies (note 4)            8,179,338     9,437,824

Property and equipment, (net of accumulated
depreciation of $627,605 as of March 31, 2000
and $647,875 as of September 30, 1999)                   120,146       132,870

Goodwill, (net of accumulated
amortization of $818,290 as of March 31, 2000
and $ 642,545 as of September 30, 1999) (note 5)       4,454,017     4,629,762

Other intangible assets, (net of accumulated
amortization and impairment write-off of
$1,840,790 as of March 31, 2000 and
$1,149,783 as of September 30, 1999) (note 5)                784       691,791

Prepaid fees                                             355,862       711,724

Other assets                                              61,151       221,420

                                                     -----------   -----------

Total non-current assets                              13,171,298    15,825,391
                                                     -----------   -----------

TOTAL ASSETS                                         $23,162,291   $17,677,343
                                                     ===========   ===========

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                    March 31,      September 30,
                                                       2000            1999
                                                   (Unaudited)       (Audited)
                                                   ------------    ------------

Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                             $    633,485    $    630,694
Deferred income                                          65,286          70,258
Accrued liabilities                                     992,575         636,491
Amount due to related parties (note 7)                1,632,931       2,051,188
Notes payable                                                --       3,688,186
Deferred payment                                             --         562,500
Bank lines of credit                                         --          18,740
                                                   ------------    ------------

Total Current Liabilities                             3,324,277       7,658,057
                                                   ------------    ------------

Minority interest                                       103,800          60,771
                                                   ------------    ------------

Preferred stock
Authorized 5,000,000 shares, $0.01 par
value per share. Issued and outstanding
as of March 31, 2000 10,000 convertible
preferred shares (nil as of
September 30, 1999) (note 8)                         10,000,000              --
                                                   ------------    ------------

Stockholders' equity

Common stock $0.00001 par value per share
authorized 95,000,000 shares; (34,076,631
issued and outstanding as of March 31, 2000
and 29,487,048 as of September 30, 1999)                    341             295

Additional paid in capital                           32,138,947      28,086,369

Cumulative foreign currency translation
adjustment                                              448,886        (185,717)

Accumulated deficit                                 (22,853,960)    (17,942,432)
                                                   ------------    ------------

Total Stockholders' Equity                            9,734,214       9,958,515
                                                   ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 23,162,291    $ 17,677,343
                                                   ============    ============

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                              Three months    Three months      Six months     Six months
                                                  ended           ended          ended            ended
                                                March 31,       March 31,       March 31,       March 31,
                                                   2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Total Revenues                                $    534,561    $    900,724    $  1,109,704    $  2,034,869

Cost of revenues                                  (156,680)       (193,599)       (291,285)       (411,288)
                                              ------------    ------------    ------------    ------------

Gross profit                                       377,881         707,125         818,419       1,623,581

Selling, general and
administrative expenses                         (1,643,735)     (1,159,016)     (2,946,346)     (2,936,153)
                                              ------------    ------------    ------------    ------------

Loss from operations                            (1,265,854)       (451,891)     (2,127,927)     (1,312,572)

Share of profits/losses and amortization of
goodwill of affiliated companies                  (783,910)        (53,886)     (1,367,674)       (118,348)

Interest expense                                  (134,292)       (115,103)       (393,969)       (222,748)

Interest income                                      1,886           3,543           4,633           7,967
                                              ------------    ------------    ------------    ------------

Loss before income taxes                        (2,182,170)       (617,337)     (3,884,937)     (1,645,701)

Income taxes (benefit)                              (1,049)         58,545          (1,049)         71,793
                                              ------------    ------------    ------------    ------------

Loss after income taxes                         (2,183,219)       (558,792)     (3,885,986)     (1,573,908)

Minority Interest                                       --         (33,976)             --          (4,309)
                                              ------------    ------------    ------------    ------------
                                                (2,183,219)       (592,768)     (3,885,986)     (1,578,217)

Preferred stock dividend (note 8)               (1,025,542)             --      (1,025,542)             --
                                              ------------    ------------    ------------    ------------

Net loss                                        (3,208,761)       (592,768)     (4,911,528)     (1,578,217)
                                              ============    ============    ============    ============

Loss per common share                         $      (0.09)   $      (0.03)   $      (0.15)   $      (0.08)

Weighted average number of  common
shares outstanding                              34,040,520      20,713,316      32,518,991      20,116,426

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                          UNAUDITED SEGMENTATION REPORT

--------------------------------------------------------------------------------

                                             Three months    Three months     Six months      Six months
                                                 ended          ended           ended           ended
                                               March 31,       March 31,       March 31,       March 31,
                                                  2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
Statement of operations

      Revenues:
      Member benefits/loyalty programs       $    381,488    $    558,912    $    804,944    $  1,366,884
      Travel services                             153,073         341,812         304,760         667,985
                                             ------------    ------------    ------------    ------------
      Revenue for reportable segments
      and consolidated revenues                   534,561         900,724       1,109,704       2,034,869
                                             ============    ============    ============    ============
      Operating loss:
      Member benefits/loyalty programs           (694,306)       (141,334)       (947,753)       (176,873)
      Travel services                              31,301         (45,241)       (116,509)       (182,026)
      Corporate overhead                         (602,849)       (265,316)     (1,063,665)       (953,673)
                                             ------------    ------------    ------------    ------------
      Total operating loss for
      reportable segments                      (1,265,854)       (451,891)     (2,127,927)     (1,312,572)
                                             ------------    ------------    ------------    ------------

      Share of affiliate profits/(losses):
      Member benefits/loyalty programs            (25,938)        (53,886)        (14,696)       (118,348)
      Direct marketing                           (757,972)             --      (1,352,978)             --
                                             ------------    ------------    ------------    ------------
      Total share of affiliate profits
      (losses)                                   (783,910)        (53,886)     (1,367,674)       (118,348)
                                             ------------    ------------    ------------    ------------

      Net interest expense                       (132,406)       (111,560)       (389,336)       (214,781)

                                             ------------    ------------    ------------    ------------
      Loss before taxation and
      minority interests                       (2,182,170)       (617,337)     (3,884,937)     (1,645,701)
                                             ============    ============    ============    ============
      Depreciation and amortization:
      Member benefits/loyalty programs            114,880          99,434         186,652         224,124
      Travel services                              16,470          15,310          15,482          14,322
                                             ------------    ------------    ------------    ------------
      Total                                       131,350         114,744         202,134         238,446
                                             ============    ============    ============    ============
Total assets

      Member benefits/loyalty programs                                          6,734,616       6,723,942
      Travel services                                                             372,654       1,078,971
      Investment in affiliates                                                  8,179,338       9,437,824
      Unallocated                                                               7,443,463         436,606
                                                                             ------------    ------------

      Total assets                                                             22,730,071      17,677,343
                                                                             ============    ============

See accompanying notes

                      TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

--------------------------------------------------------------------------------

                                    Three months   Three months    Six months      Six months
                                        ended          ended         ended           ended
                                      March 31,      March 31,      March 31,       March 31,
                                         2000           1999           2000           1999
                                     -----------    -----------    -----------    -----------
Net loss                             $(3,208,761)   $  (592,768)   $(4,911,528)   $(1,578,217)

Other comprehensive income (loss)

      Foreign currency translation
      adjustment                         867,148        179,215        634,603        187,470

                                     -----------    -----------    -----------    -----------
Comprehensive loss                   $(2,341,613)   $  (413,553)   $(4,276,925)   $(1,390,747)
                                     ===========    ===========    ===========    ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                        Six months ended  Six months ended
                                                         March 31, 2000   March 31, 1999
                                                         --------------   --------------
Cash flows from Operating Activities:
- Net loss                                                $(4,911,528)     $(1,578,217)

Adjustment to reconcile net loss to net cash
used in operating activities:
- Depreciation                                                 26,390           96,364
- Amortization of license                                      61,360           61,360
- Amortization of goodwill  - subsidiaries                    175,745          130,718
- Amortization of goodwill - affiliates                       462,431           71,187
- Amortization of prepaid fees                                355,862               --
- Provision for irrecoverable restaurant credits               10,512            3,946
- Share of losses of affiliates                               905,243           (5,692)
- Preferred stock dividend                                  1,025,542               --
- Minority interests                                               --            4,309
- Provision for bad debts                                          --          (11,563)
- Loss on termination of Transmedia license                   629,647               --
- Shares issued re termination of employment contract         137,500               --

Changes in assets and liabilities:
- Trade accounts payable                                        2,791          370,688
- Accrued liabilities                                         447,817         (268,463)
- Accrued interest expense                                   (267,100)         (94,848)
- Accounts receivable                                        (333,525)         290,166
- Restaurant credits                                           67,187           37,994
- Prepaid expense and other current assets                   (325,497)         148,433
- Deferred income                                              (4,972)        (181,512)
- Accrued sign-on fees                                             --         (296,500)
- Other assets                                                302,269         (324,944)
                                                          -----------      -----------
Net cash used in operating activities                      (1,237,138)      (1,546,575)
                                                          -----------      -----------
Cash flows from investing activities:
- Purchase of NHS                                                  --       (1,233,451)
- Investment in Countdown USA                                      --          (24,967)
- Investment in Porkpine                                           --          (25,575)
- Investment in DBS Direct                                   (562,500)              --
- Purchase of fixed assets                                    (13,666)         (33,962)
                                                          -----------      -----------
Net cash used in investing activities                        (576,166)      (1,317,955)
                                                          -----------      -----------
Cash flows from financing activities:
- Net proceeds received from issuance of:
   common stock                                             3,539,582        1,507,000
- Net proceeds from issuance of convertible
  preferred stock                                           9,350,000               --
- Due from / (to) related parties                          (2,999,965)      (2,060,747)
- Proceeds from (repayment of) notes payable               (3,688,186)       3,335,519
- Bank credit line                                            (18,740)              --
                                                          -----------      -----------
Net cash (used in)/provided by financing
activities                                                  6,182,691        2,781,772
                                                          -----------      -----------

(Decrease)/increase in cash and
cash equivalents carried forward                          $ 4,369,387      $   (82,758)
                                                          ===========      ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                    Six months ended  Six months ended
                                                     March 31, 2000    March 31, 1999
                                                     --------------    --------------

(Decrease)/increase in cash and
cash equivalents brought forward                       $ 4,369,387       $   (82,758)

Effect of foreign currency on cash                         677,632          (538,509)
Minority Interest                                               --           182,437
                                                       -----------       -----------
Net (decrease)/increase in cash and
cash equivalents                                         5,047,019          (438,830)

Cash and cash equivalents at beginning of period           548,576         1,504,921
                                                       -----------       -----------

Cash and cash equivalents at end of period             $ 5,595,595       $ 1,066,091
                                                       ===========       ===========


Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                          $   247,412       $   158,494
     Income taxes                                            1,047                --

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES

1. In March 2000 the Company issued 50,000 shares of its common stock to its former Chief Executive Officer in part payment of a settlement agreement.

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

The Company was incorporated under the laws of the State of Delaware in March 1994. On May 2, 1994 the Company acquired the right, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994, an exclusive license ("License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Transmedia Network, Inc. ("Network") to establish and operate a discount restaurant charge card business in clearly defined geographical areas. On April 7, 2000 the Company and Network executed a termination agreement ("Termination Agreement") pursuant to which the Company agreed to cancel License Agreement (see below). The License was limited to Australia and New Zealand (the "Licensed Territories"). The Company commenced operations as a discount restaurant charge card business in Sydney, Australia in November 1994. Network was issued 590,790 shares of common stock, par value $.00001 per share ("Common Stock") of the Company, as part consideration for the License and had the right to designate one director to the board of directors of the Company, which right was not exercised. Additionally, under the License Agreement certain changes in key executives and principal shareholdings in the Company required the prior written approval of Network.

The Company has worked closely with Transmedia Europe, Inc. ("TME") for a number of years. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and certain other countries outside of Europe. TME commenced operations in the United Kingdom in January 1994.

Through 1996 the operations of the Company consisted of a discount restaurant charge card business in Australia. In 1996 management decided to expand the Company's operations by providing broader based "member benefits" to its corporate clients and individual members. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. TME made a similar strategic decision. As a result the Company and TME jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. In December 1997 the Company and TME acquired control of NHS Australia Pty Limited ("NHS") through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies.

The Company and TME on May 14, 1998 jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. On May 22, 1998 the Company and TME jointly acquired, through Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel"), Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TME jointly established

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

Countdown USA, Inc. ("Countdown USA"), to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA") a provider of discounted mail order and retail pharmacy products as well as other benefit programs such as discounted eyewear, dental services and leisure products. On November 17, 1998 Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. On June 15, 1999 the Company and TME jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct"), a marketer and full-service installer of DirecTV in the United States. Finally, on April 13, 2000 the Company acquired MonsterBook.com, Inc. ("MonsterBook"). MonsterBook produces and distributes a printed e-business directory which is also available via its web site MonsterBook.com (See "Subsequent Events")

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, DBS Direct, Countdown USA, Logan Leisure and Breakaway Travel, management of the Company and TME assessed the rationale of a merger of the two entities. Management believed that keeping the two companies distinct and separate was not appropriate or advantageous to shareholders and therefore on December 28, 1999 the Company and TME executed a definitive merger agreement. ("Merger Agreement"). Under the terms of the Merger Agreement, the Company will issue one share of its common stock for each share of common stock of TME. The merger, which is expected to be completed in the third quarter of 2000, is subject to a number of conditions, including shareholder approval. The Company and TME each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License Agreement in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $69,000 and forgiveness of past due royalty payments under the License Agreement in the sum of approximately $43,000. The Company believes that termination of the License Agreement was in the best interests of the Company because the License Agreement was no longer fundamental to the success of the Company's restaurant card business. The restaurant card business is now an integral part of the Company's member benefit/loyalty marketing operations and therefore is expected to operate more favorably under a brand developed by the Company. Further, the Company developed its own software and systems and therefore the Company received no benefit from the systems and software provided under the License Agreement for the conduct of its day-to-day operations. The Company derived direct financial benefit from the Termination Agreement.

As of March 31, 2000, the Company had the following equity interests in its direct subsidiaries:

Name                                Country of  Incorporation          % Owned

Transmedia Australia Pty Ltd            Australia                         100
Transmedia Australasia Pty Ltd          New Zealand                       100
Transmedia Australia Holdings Pty Ltd   Australia                          50
Transmedia Australia Travel
Holdings Pty Ltd                        Australia                          50
Asia Merger Sub I, Inc.                 United States                     100
Asia Merger Sub II, Inc.                United States                     100

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

As of March 31, 2000, the Company had the following equity interests in its affiliates:

Countdown Holdings Limited             UK                    50
Porkpine Limited                       Channel Islands       50
Countdown USA, Inc.                    United States         50
DSS Direct Connect, LLC                United States         50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and 1999 and the changes in cash flows for the six months ended March 31, 2000 and 1999. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      (c) Long-lived assets

            Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. An impairment of $629,647 was recorded for the three month period to March 31, 2000.

      (d) Intangible assets excluding goodwill

            Other intangible assets consist primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994, until terminated.

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

            The average exchange rates during the three months ended December 31, 1999 and 1998 and the exchange rates in effect at December 31, 1999 and September 30, 1999 were as follows:

                                  UK Pound         Australian      Irish
                               Sterling ((pound))    Dollar         Punt

Average exchange rates:

3 months ended March 31, 2000       1.5802           0.6096        1.2247
3 months ended March 31, 1999       1.6145           0.6292        1.4883

6 months ended March 31, 2000       1.6172           0.6363        1.2825
6 months ended March 31, 1999       1.6757           0.6434        1.4969

Closing exchange rate:

March 31, 2000                      1.5921           0.6066        1.2152
September 30, 1999                  1.6463           0.6528        1.3513

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

Note 4 - Investment in Affiliated Companies

Investment in affiliated companies is made up as follows:

                                                       March 31,     September 30,
                                                         2000            1999
                                                      (unaudited)      (audited)
Countdown

     Cost of investment                               $ 2,682,487     $ 2,682,487
     Cost of Option                                       171,860         171,860
     Share of profits/(losses)
     - From acquisition date to September 30, 1999       (798,274)       (798,274)
     - Six months ended March 31, 2000                    142,314
     Amortization of goodwill on investment              (500,653)       (405,503)
                                                      -----------     -----------
                                                      $ 1,697,734     $ 1,650,570
                                                      ===========     ===========
Porkpine Limited

     Cost of investment                               $   922,372     $   922,372
     Share of profits/(losses)
     - From acquisition date to September 30, 1999        (75,119)        (75,119)
     - Six months ended March 31, 2000                     77,215              --
     Amortization of goodwill on investment              (111,742)        (81,849)
                                                      -----------     -----------
                                                      $   812,726     $   765,404
                                                      ===========     ===========
DBS Direct

     Cost of investment                               $ 7,538,821     $ 7,538,821
     Share of profits/(losses)
     - From acquisition to September 30, 1999            (320,161)       (320,161)
     - Six months ended March 31, 2000                 (1,015,590)
     Amortization of goodwill on investment              (534,192)       (196,810)
                                                      -----------     -----------
                                                      $ 5,668,878     $ 7,021,850
                                                      ===========     ===========

Total investment in affiliates                        $ 8,179,338     $ 9,437,824
                                                      -----------     -----------

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4 - Investment in Affiliated Companies (continued)

                                                        March 31,  September 30,
                                                          2001           1999
                                                       (unaudited)    (audited)
Countdown USA

     Cost of investment                                 $  24,990     $  24,990
     Share of profits/(losses)
     - From inception to September 30, 1999              (186,602)     (186,602)
     - Six months ended March 31, 2000                   (109,182)           --
     Amounts due from/(to) Countdown America                   --        37,510
                                                        ---------     ---------
     Included within related parties (see Note 5)       $(270,794)    $(124,102)
                                                        =========     =========

Note 5 - Goodwill and other intangible assets

      Goodwill is made up as follows:
                                                 March 31,         September 30,
                                                   2000                1999
                                                (unaudited)          (audited)

Acquisition of NHS                              $ 5,213,510         $ 5,213,510
Acquisition of Breakaway                             58,797              58,797
                                                -----------         -----------

                                                  5,272,307           5,272,307

Less: Accumulated amortization                     (818,290)           (642,545)
                                                -----------         -----------

                                                $ 4,454,017         $ 4,629,762
                                                ===========         ===========

      Other intangible assets is made up as follows:

Formation expenses                              $       784         $       784
Transmedia License                                1,840,790           1,840,790
                                                -----------         -----------
                                                  1,841,574           1,841,574

Less: Accumulated amortization                   (1,211,143)           (889,061)
         Impairment write-down                     (629,647)           (260,722)
                                                -----------         -----------

                                                $       784         $   691,791
                                                ===========         ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Notes Payable

On November 30, 1999 the Company and TME executed a Promissory Note ("Note"), payable on February 15, 2000, in the principal sum of $3 million with FAI General Insurance, a shareholder of the Company. Interest on the Note accrued at the rate of 10% per annum and was payable at maturity. The Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Company repaid the Note in full on March 30, 2000 together with accrued interest.

Note 7 - Related Parties

Amounts due from related parties comprise the following:

                                                   March 31         September 30
                                                     2000                1999
                                                 (unaudited)          (audited)
Related Party

Transmedia Europe, Inc.                            2,509,303                  --
Countdown                                             24,061              22,665
                                                  ----------          ----------
Total                                             $2,533,364          $   22,665
                                                  ----------          ----------

Amounts due to related parties comprise the following:

                                                    March 31        September 30
                                                      2000              1999
Related Party

J. V. Vittoria                                      1,362,137          1,302,137
TMNI                                                       --            355,443
Transmedia Europe, Inc.                                    --            269,506
Countdown USA, Inc.                                   270,794            124,102
                                                   ----------         ----------
Total                                              $1,632,931         $2,051,188
                                                   ----------         ----------

The Company and TME have a joint responsibility to fund the operations of their jointly held businesses. The monies advanced by the Company to TME in the six months ended March 31, 2000 were primarily to fund the operations of the Company's affiliates DBS Direct and Countdown USA. The advances to TME and its subsidiaries (the Company's affiliates) were not made against formal loan documentation, are not interest bearing and are repayable on demand. The advances were made to protect the Company's interest in its affiliates. Such cash advances will be eliminated on consolidation post completion of the merger of the Company and TME.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 8 - Series A Convertible Preferred Stock

On March 27, 2000 the Company sold, in a private placement (the "Placement") pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, 10,000 shares of a newly designated Series A Convertible Preferred Stock, par value $.01 ("Preferred Shares") resulting in net proceeds to the Company of approximately $9,350,000. In connection with the Placement the Company paid due diligence costs of $50,000 in cash and granted to the purchasers of the Preferred Shares five year warrants to purchase in aggregate 385,542 shares of the Company's common stock at an exercise price of $6.225 per share. Additionally, the Company paid a cash fee of $600,000 to Reedland Capital Partners for services in connection with the Placement and granted them five year warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $6.225 per share. The value of the warrants issued to the purchasers of the Preferred Shares totaled $1,025,542 using the Black-Scholes model and the Company recorded such amount as preferred stock dividends in the quarter ended March 31, 2000, with a related credit to additional paid-in capital. The cash fee paid to Reedland Capital partners was applied to additional paid-in capital.

The Preferred Shares rank senior to all common stock and to all other series of preferred stock when and if issued unless, otherwise agreed to by the holders of the Preferred Shares and entitle the holder to dividends as declared on a non-cumulative basis. The principal terms of the Preferred Shares are:

      (i) Liquidation Preference: $1,000 per share plus 5% per annum subject to certain adjustments. Neither a consolidation, merger nor sale of all of the Company's assets shall in and of itself shall be considered a liquidation.

      (ii) Conversion: Preferred Shares can be converted into common stock through December 27, 2000 at a price of $6.225 per share. Thereafter the conversion ratio shall be the lower of $6.74375 and the average market price determined as of December 27, 2000, as reset at the end of each six month period thereafter through March 27, 2003. The average market price shall be the average of the five lowest sale prices for five of the twenty trading days immediately preceding the relevant determination date. The applicable conversion price shall also be reduced, on a weighted average basis, to adjust for issuances of equity at a price per share lower than the conversion price then in effect. In addition, adjustments shall be made to reflect dividends made with respect to capital stock ranking junior as to dividends or liquidation rights to the Preferred Shares as well as the issuance of options or warrants. Additionally, holders of the Preferred Shares can require redemption by the Company upon the occurrence of certain events, including but not limited to, delisting of the Company's shares of common stock from the NASDAQ SmallCap market, absence of a closing bid price for five consecutive trading days, restriction on sale for thirty or more days after a registration statement covering the shares of common stock underlying the Preferred Shares has been declared effective or the taking of any action without the authorization of a majority in interest of the holders of the Preferred Shares which would be adverse to their rights.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 8 - Series A Convertible Preferred Stock (continued)

      (iii) Optional Redemption by the Company: Under certain circumstances where the Company is in full compliance with all its obligations to the holders of Preferred Shares, the Company shall have the right, upon giving notice not later than twenty trading days nor more than thirty trading days prior to the proposed redemption date to redeem the Preferred Shares at the applicable redemption price. Such redemption price shall be the higher of (A.) the product obtained by multiplying (i) $1,000 plus (ii) accrued dividends calculated at 5% thereof per annum times 120% or (B) the number of shares of common stock which would be issuable upon conversion of the Series A Convertible Preferred Stock on the date of determination times the average closing bid price for the common stock for the five trading days immediately preceding the redemption date.

      (iv) Final Redemption: The Company shall have the right commencing March 28, 2003 to redeem the Series A Convertible Preferred Stock at any time thereafter so long as it is in compliance with all requirements and notice is given not less than thirty trading days nor more than fifty trading days prior to the final redemption date. The final redemption price shall be the sum of $1,000 plus accrued dividends calculated thereon at 5% per annum.

      (v) Voting Rights: Holders of the Preferred Shares do not have voting rights other than with respect to matters adversely effecting the rights of such holders.

Note 9 - Loss per common share

The following table summarizes securities that were outstanding at March 31, 2000 and 1999 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                         March 31,    March 31,
                                           2000         1999

       Stock options and warrants        8,328,507    5,118,809

Note 10 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services direct marketing and e-commerce, with the latter being insignificant in the three and six ended March 31, 2000 and 1999. The operations of subsidiary companies are conducted in Australia and New Zealand and the operations of affiliates are conducted in Europe and the Unites states. The accounting policies of the segments are those described in Note 3 - Significant accounting policies.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11 - Stockholders' equity

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

During the quarter ended March 31, 2000 the Company issued 50,000 shares of its common stock in part payment of its obligations pursuant to a settlement agreement executed by the Company and Michael R. Chambrello, former Chief Executive Officer of the Company. Additionally, the Company issued 8,333 shares of its common stock upon exercise of a warrant resulting in net proceeds to the Company of $8,333.

Note 12 - Subsequent Events

Acquisition of MonsterBook.com, Inc.

On April 13, 2000 (the "Effective Date") the Company, Asia Merger Sub II, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), and MonsterBook.com, Inc. ("MonsterBook") consummated a merger (the "Merger") of Merger Sub with and into MonsterBook pursuant to which MonsterBook became a wholly owned subsidiary of the Company. The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 8, 2000, by and among the Company, Merger Sub, MonsterBook and William H. McKee and Frank T. Vega.

MonsterBook produces and distributes a printed e-business directory for the Internet. Additionally, the e-business directory is available via the internet at www.monsterbook.com. MonsterBook's headquarters are located in San Francisco, California. The Company presently intends to operate MonsterBook as a subsidiary under the name MonsterBook.com.

Pursuant to the terms of the Merger Agreement, as of the Effective Time, each of the outstanding shares of common stock of MonsterBook, par value $0.0001 per share, was converted into the right to receive either (a) $0.27105114 in cash, without interest (the "Cash Consideration") or (b) 0.0735054 of a share of common stock of the Company, par value $0.00001 per share (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). The Merger Consideration was negotiated by the parties at the time they entered into the Merger Agreement. The Stock Consideration to be issued by the Company will consist of approximately 2,962,773 shares of its common stock, and the Cash Consideration to be paid by the Company will consist of approximately $138,000. Based on the closing price of the Company's common stock on April 13, 2000 of $5.3125 per share, the Stock Consideration has a value of approximately $15,739,732, and the Merger Consideration has a value of approximately $15,877,732. The funds to be used by the Company to pay the Cash Consideration will be supplied by the Company's working capital. In addition, the Company converted existing MonsterBook options into options to acquire approximately 362,749 shares of the Company's common stock.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 12 - Subsequent Events (continued)

Acquisition of MonsterBook.com, Inc. (continued)

It is intended that the Merger will qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended, and it is expected that the Merger will be a tax-free event to the MonsterBook stockholders for federal income tax purposes. The descriptions contained herein of the Merger are qualified in their entirety by reference to the Company's Current Report on Form 8-K filed April 28, 2000 and the Merger Agreement attached thereto as Exhibit 2.1.

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

General

Historically, the business of the Company was the design and supply of a range of member benefit programs to corporations, affinity groups and individuals. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits/loyalty marketing business. As a result the Company currently has established business operations in Australia and through its affiliates, Countdown, Countdown USA, DBS Direct and Logan Leisure, has an interest in business operations in Europe and elsewhere. In addition, the Company recently acquired MonsterBook.com, Inc.

The business of the Company today comprises four segments:

1. The design and supply of a range of loyalty marketing and member benefit programs to corporations and affinity groups. Additionally, the Company provides member benefit packages to individuals on an international scale,

2.    E-commerce and internet services and directories,

3.    Travel services, and

4.    Direct marketing through its affiliate DBS Direct.

The future success of the Company is primarily dependent upon its ability implement its strategy to leverage its existing assets to develop and expand its internet activities and generate additional revenues from its member and merchant bases. In its member benefit/loyalty marketing, the Company has recently focused its sales effort as a loyalty and affinity marketing service to corporate clients. Management will continue to build the Company's membership base and broadening the range of member benefit programs offered. As of the date hereof, management is actively recruiting senior sales, marketing and other executives to strengthen the management team and facilitate such development and expansion. The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions.

Management believes there is significant opportunity for the Company in its e-commerce and internet services business. Such opportunity includes revenue generation, not only through the Countdown-Arcade shopping web site and the Company's e-business directory business, but also by providing Internet services to its merchant base, corporate clients and Countdown licensees. The Company will continue to develop and expand its e-commerce and Internet activities primarily through strategic alliances.

In the United States the Company intends to aggressively develop the business of its subsidiary MonsterBook.com as well as its affiliates Countdown USA and DBS Direct, through cross-marketing and strategic partnerships. The Company is actively recruiting senior sales, marketing and program executives to be based in the United States to support the development and expansion of Countdown USA and DBS Direct. This strengthening of the Company's United States based management team will also help to facilitate the expansion of its e-commerce and other Internet activities in the United States marketplace.

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, Countdown USA, DBS Direct, NHS, Logan Leisure and Breakaway Travel, management of the Company and TME have executed a merger agreement, subject to shareholder approval. The proposed merger is also subject to fairness opinions by independent investment advisers. Post completion of the merger the Company aims to become a leading global provider of customized loyalty programs and services to corporations worldwide, providing superior business to consumer solutions for businesses. The Company's objective is to package online commerce and Internet content with traditional offline commerce into a web-based and real world affinity solution for corporations and associations. For members, online offerings will include Internet access (free in some jurisdictions), a customized multi-media portal, targeted e-commerce and global directory services. The Company's (including its affiliates) offline content is currently available in 28 countries and includes a wide range of products and services such as discount shopping, discount dining, travel and telephone helpline services.

Results of Operations

Three Months ended March 31, 2000 compared to Three Months ended March 31, 1999

The Company generated revenues of $534,561 (1999: $900,724) in the three months ended March 31, 2000, a decrease of $366,163 or 40.7% over the corresponding period in 1999. The Company's member benefit/loyalty marketing businesses, NHS and the restaurant card business, recorded a 32% decline in revenues of approximately $181,000, primarily in the restaurant card operations. Revenues at NHS were impacted by the loss of a number of contracts which have yet to be replaced. The Company has recruited additional sales staff who are progressing a number of new business opportunities. The decline in revenues in the restaurant card business resulted from lower card usage by cardholders and the Company's inability to fund advances to new restaurants. Additionally, in light of termination of the Transmedia License, the Company has not promoted its restaurant card business for some time. Teletravel and Breakaway recorded a 54.8% decline in revenues as compared to the corresponding period in 1999. Both businesses experienced a downturn in trading activity generally and suffered from high staff turnover.

Cost of revenues totaled $156,680 (1999: $193,599) for the three months ended March 31, 2000, generating a gross profit percentage of 70.7% (1999: 78.5%). The gross profit percentage achieved in the period by NHS was 77.7% (1999: 75.5%) and the restaurant card business achieved 9.9% (1999: 48.2%). The decline in the restaurant card business gross margin is due to cardholders being given discounts of up to 40% as opposed to the normal 25%. The increase in discount was given to cardholders to encourage card usage to utilize restaurant credits prior to termination of the License Agreement. The Company's travel businesses operate at 100% gross margin.

Selling, general and administrative expenses totaled $1,643,735 (1999:
$1,159,016) for the three months ended March 31, 2000, an increase of $484,719 or 41.8% over the corresponding period in 1999. Selling, general and administrative expenses of NHS and the restaurant card business recorded an increase of $110,388 as compared to the corresponding period in 1999. The travel businesses recorded decreases in selling, general and administrative expenses of $283,983 as compared to the corresponding period in 1999. Head office selling, general and administrative expenses increased by $468,453 as compared to the corresponding period in 1999. The net increase comprised an increase in professional fees of $318,721.

$177,931 of such increase relates to amortization of prepaid fees to Gleacher & Co., the Company's investment banker and $140,790 relates to the proposed merger with TME. Such increases in professional fees were partially offset by expense decreases, primarily in payroll and marketing costs. In addition, the Company incurred a net expense of $255,733 with respect to termination of the License Agreement.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown USA and Logan Leisure were $67,493, $(757,969), $(47,729) and $(45,703) respectively for the three months ended March 31, 2000 (1999: $4,336, nil, $(20,001) and $(38,222). Such profits (losses) include amortization of underlying goodwill in the Company's investment in its affiliates.

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Six months ended March 31, 2000 compared to six months ended March 31, 1999

The Company generated revenues of $1,109,704 (1999: $2,034,869) in the six months ended March 31, 2000, a decrease of $925,165 or 45.5% over the corresponding period in 1999. The Company's member benefit/loyalty marketing businesses, NHS and the restaurant card business, generated revenues of $804,944 (1999: $1,366,529), a decrease of 41.1%. Revenues in the Company's travel operations totaled $304,760 (1999: $668,340), a decline of approximately 54%. Revenues in all business sectors were impacted in the six months ended March 31, 2000 by the loss of a number of contracts, a shortage of senior sales personnel and limited working capital for much of the period. The Company has recruited additional sales staff who are progressing a number of new business opportunities. Additionally, the Company will launch its new dining product at the end of the third quarter of fiscal 2000.

Cost of revenues totaled $291,285 (1999: $411,288) for the six months ended March 31, 2000, generating a gross profit percentage of 73.8% (1999: 79.8%). The gross profit percentage achieved in the period by NHS was 77.1% (1999: 80.1%) and the restaurant card business achieved 27.0% (1999: 49.6%). The Company's travel businesses operate at 100% gross margin.

Selling, general and administrative expenses totaled $2,946,346 (1999:
$2,936,153) for the six months ended March 31, 2000, an increase of $10,193 over the corresponding period in 1999. Selling, general and administrative expenses of NHS and the restaurant card business recorded a decrease of $145,619. The travel businesses also recorded decreases in selling, general and administrative expenses of $428,742. Decreases in expenses in all businesses were recorded across most cost categories reflecting lower activity levels. Head office selling, general and administrative expenses increased by $397,640 as compared to the corresponding period in 1998. $355,862 of such increase relates to amortization of prepaid fees to Gleacher & Co. and $140,790 relates to the costs of the proposed merger with TME. Such increases in professional fees were partially offset by expense decreases, primarily in payroll and marketing costs. In addition, the Company incurred a net expense of $255,733 with respect to termination of the License Agreement.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown USA and Logan Leisure were $47,164, $(1,352,972), $(109,182) and $47,321 respectively for the six months ended March 31, 2000 (1999: $(55,549), nil, $(85,158) and $22,359). Such profits (losses) include amortization of underlying goodwill in the Company's investment in its affiliates.

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                       Six Months Ended
                                                       ----------------

                                              March 31, 2000      March 31, 1999

Cash (used in)/provided by
Operating Activities                            $(1,237,138)        $(1,546,575)

Cash used in
Investing activities                            $  (576,166)        $(1,317,955)

Cash provided by financing
Activities                                      $ 6,182,691         $ 2,781,772

The Company incurred a net loss of $4,911,528 in the six months ended March 31, 2000, which when adjusted for non-cash items resulted in funds used in operating activities totaling $1,237,138, net of working capital movements. Non-cash items comprised preferred stock dividend $1,025,542, depreciation and amortization charges $1,081,788, the Company's share of losses of affiliates of $905,243, loss on termination of the Transmedia License $629,467, provision against irrecoverable restaurant credits $10,512 and employment termination compensation $137,500.

Net cash used in investing activities of $576,166 in the six months ended March 31, 2000 comprised the Company's investments in its affiliate DBS Direct $562,500 and in fixed assets $13,566. In the corresponding period in 1999, net cash used in investing activities comprised the cash elements of the Company's investment in Transmedia Australia to complete the acquisition of NHS ($1,233,451) and the Company's investment of $50,542 in its affiliates Countdown America ($24,967) and Porkpine ($25,575). In addition, the Company invested $33,962 in fixed assets in the six months ended March 31, 1999.

To meet its cash requirements during the six months ended March 31, 2000, the Company issued in aggregate 4,531,250 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $3,531,250. $406,250 of the net cash proceeds were received in October 1999 and the balance in early November. In March 2000, the Company sold, in a private placement 10,000 shares of Convertible Preferred Stock, par value $.01 ("Preferred Shares"), resulting in net proceeds to the Company of approximately $9,350,000. The proceeds were received in March 2000 and were applied to loan repayments and working capital. Additionally, the Company issued 8,333 shares of its common stock upon exercise of a warrant resulting in net proceeds to the Company of $8,333.

In November 1998 the Company raised approximately $3,400,000 through the issuance of a secured 10% promissory note. Such promissory note fell due for payment on November 16, 1999. The Company repaid $400,000 of principal and executed a new note representing the balance of $3 million on November 30, 1999. The new note was payable on February 15, 2000, together with accrued interest. The Company repaid the note, together with accrued interest, from the proceeds of the Preferred Share placement. Cash generated by financing activities was partially off set by the repayment of short-term loans totaling $3,688,186 and advances to related parties of $2,999,965, net primarily TME to fund the operations of the Company's affiliates.

Historically, the Company's ability to grow and generate cash from operations has been restricted by the implementation of its strategy to create a broad based international member benefit/loyalty marketing business primarily through the joint acquisition of synergistic businesses with TME. The Company currently has established business operations in Australia and the United States and through its affiliates, Countdown, Countdown USA, DBS Direct and Logan Leisure, has an interest in business operations in Europe, the United States and elsewhere. While the Company will continue to operate cash negative in the short term, management believes that after completion of the proposed merger with TME, the Company and TME will be well positioned to achieve profitability in the medium term. However, there can be no assurance given that the proposed merger will be completed or when, if at all, profitability will be achieved.

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the six months ended March 31, 2000, a situation which is expected to continue for foreseeable future. The business of Breakaway is to some extent seasonal. However, the Company has no basis at this time on which to project the effects, if any, on its business as a whole.

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

On September 29, 1999 NAMA of Texas filed a civil action against the Company, TME and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TME through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TME and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defenses against such claims. The Company, TME and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The Federal Court ordered an initial pre-trial conference for May 18, 2000. At the pre-trial conference the Judge dismissed the case against the Company and TME with the condition that should Countdown USA ultimately lose the case and is not capable of paying any judgment against it, then the Company and TME could be enjoined again.

The Company is engaged in a dispute with Edward J. Guinan, III, its former Chief Executive Officer, with respect to amounts which the Company claims Mr. Guinan owes to the Company and with respect to amounts which Mr. Guinan claims are owed to him by the Company. Mr. Guinan's employment agreement was terminated for cause on September 30, 2000 and the Company considers the employment agreement to no longer be effective. Mr. Guinan's attorneys recently have challenged this position and have also asserted claims for various advances which Mr. Guinan asserts were made on behalf of the Company and for which he claims to be entitled to reimbursement. No legal action has been commenced by the Company or Mr. Guinan. At this time it cannot be determined when and if this dispute can be resolved or what the net amount, if any, which Mr. Guinan owes to the Company or the Company owes to Mr. Guinan.

The Company is engaged in a dispute with Carl Freyer, a former director and consultant to the Company. Mr. Freyer claims that an agreement was reached in December 1999 pursuant to which he, or his affiliate was granted warrants plus cash payments in lieu of prior compensation arrangements. The Company asserts that there is no such valid agreement and that the only rights of Mr. Freyer, or his affiliate, relate to the Company's obligation to submit for shareholder approval, warrants previously granted covering 300,000 shares exercisable at $1.00 per share. At this time no litigation has been commenced.

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

On March 27, 2000 the Company sold, in a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, 10,000 shares of Convertible Preferred Stock, par value $.01 ("Preferred Shares"), resulting in net proceeds to the Company of approximately $9,350,000. The proceeds were received in March 2000 and were applied to loan repayments and working capital. The Preferred Shares rank senior to all common stock and to all other series of preferred stock when and if issued, unless otherwise agreed to by the holders of the Preferred Shares. Holders of the Preferred Shares do not have voting rights other than with respect to matters adversely affecting the rights of such holders.

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

On November 17, 1998 the Company and TME executed a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million with FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Promissory Note holder received a three-year warrant to purchase 1 million shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TME. Such warrants were exchanged by TME for a new warrant on the same terms as those of the Company. Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Promissory Note holder and the Company executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Company was unable to repay the new note on the due date. However as of the date hereof the new note has been repaid in full, together with accrued interest.

ITEM 4. Submission of Matters to a Vote of Security Holders

On March 16, 2000 the Company held its annual meeting of stockholders. The only business conducted was the election of three directors, Joseph Vittoria, James Fyfe and William Marks constituting the entire board of directors. Each nominee received a total of 18,150,185 votes for election and 19,500 votes were withheld with respect to each.

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      3.3   Certificate of Designations of Series A Convertible Preferred Stock

    10.2(i) Termination Agreement dated as of April 7, 2000 by and among Transmedia Network, Inc., TMNI International Incorporated, Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc.

(B)   Forms 8-K filed during quarter

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA ASIA PACIFIC, INC.


By: /s/ Grant White
   --------------------------------
   President and Chief Executive Officer