Form 10-Q
period 2000-06-30
TRANSMEDIA ASIA PACIFIC INC
filed 2000-08-21
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                           13-3760219
     --------------------------------                        -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation of organization)                          Identification No.)


                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
            --------------------------------------------------------
               (Address of principal executive offices) (zip code)

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

            37,039,404 Shares, $.00001 par value, as of July 31, 2000
       (Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                            June 30,  September 30,
                                                                2000           1999
                                                         (Unaudited)      (Audited)
                                                         -----------  -------------
Assets

Current assets

Cash and cash equivalents                                $   433,849   $   548,576

Trade accounts receivable                                    651,030       267,771

Restaurant credits (net of allowance for irrecoverable
credits of $79,919 as of June 30, 2000 and
$65,761 as of September 30, 1999)                                 --       128,599

Amounts due from related parties                           3,348,972        22,665

Prepaid expenses and other current assets                    520,892       172,617

Prepaid fees                                                 711,724       711,724
                                                         -----------   -----------

Total current assets                                       5,666,467     1,851,952
                                                         -----------   -----------

Non current assets

Investment in affiliated companies                         7,405,559     9,437,824

Office furniture and equipment (net of accumulated
depreciation of $617,561as of June 30, 2000 and
$647,875 as of September 30, 1999)                           254,637       132,870

Goodwill (net of accumulated amortization
and impairment write-down of $5,574,174 as of
June 30, 2000 and $ 642,545 as of September 30, 1999)     15,774,844     4,629,762

Other intangible assets (net of accumulated
amortization of  $21,779 as of June 30, 2000
and $1,149,783 as of September 30, 1999)                     144,770       691,791

Prepaid fees                                                 177,934       711,724

Other assets                                               1,606,696       221,420
                                                         -----------   -----------

Total non-current assets                                  25,364,440    15,825,391
                                                         -----------   -----------

TOTAL ASSETS                                             $31,030,907   $17,677,343
                                                         ===========   ===========

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                              June 30,    September 30,
                                                                  2000             1999
                                                           (Unaudited)        (Audited)
                                                          ------------    -------------
Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                                    $    550,110    $    630,694
Deferred income                                                245,899          70,258
Accrued liabilities                                          1,610,058         636,491
Amount due to related parties                                1,689,178       2,051,188
Notes payable                                                       --       3,688,186
Deferred payment                                                    --         562,500
Bank line of credit                                                 --          18,740
                                                          ------------    ------------

Total current liabilities                                    4,095,245       7,658,057
                                                          ------------    ------------

Minority interest                                               32,601          60,771
                                                          ------------    ------------

Preferred stock
Authorized 5,000,000 shares, $0.01 par value per share
Issued and outstanding as of June 30, 2000 10,000
Series A convertible preferred shares
(nil as of September 30, 1999) (note 4)                     10,000,000              --
                                                          ------------    ------------

Stockholders' equity

Common stock $0.00001 par value per share
authorized 95,000,000 shares; (37,039,404 issued
and outstanding as of June 30, 2000
and 29,487,048 as of September 30, 1999)                           370             295

Additional paid in capital                                  47,878,652      28,086,369

Cumulative foreign currency translation adjustment             (22,068)       (185,717)

Accumulated deficit                                        (30,953,893)    (17,942,432)
                                                          ------------    ------------

Total stockholders' equity                                  16,903,061       9,958,515
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 31,030,907    $ 17,677,343
                                                          ============    ============

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                               Three months    Three months     Nine months     Nine months
                                                      ended           ended           ended           ended
                                                   June 30,        June 30,        June 30,        June 30,
                                                       2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
Total revenues                                 $    497,293    $    995,143    $  1,606,997    $  3,030,012

Cost of revenues                                   (214,113)       (223,908)       (505,398)       (635,196)
                                               ------------    ------------    ------------    ------------

Gross profit                                        283,180         771,235       1,101,599       2,394,816

Selling, general and administrative expenses     (3,091,272)     (1,414,355)     (6,037,623)     (4,350,508)

Impairment writedown of underlying
goodwill in Nationwide Helpline Services         (4,315,647)             --      (4,315,647)             --
                                               ------------    ------------    ------------    ------------

Loss from operations                             (7,123,739)       (643,120)     (9,251,671)     (1,955,692)

Share of profits/losses and amortization of
goodwill of affiliated companies                   (800,026)        (50,013)     (2,167,695)       (168,361)

Interest expense                                    (48,137)        (50,321)       (442,106)       (273,069)

Interest income                                       3,721           3,994           8,354          11,962
                                               ------------    ------------    ------------    ------------

Loss before income taxes                         (7,968,181)       (739,460)    (11,853,118)     (2,385,160)

Income taxes (benefit)                               (1,196)         35,229          (2,245)        107,020
                                               ------------    ------------    ------------    ------------

Loss after income taxes                          (7,969,377)       (704,231)    (11,855,363)     (2,278,140)

Minority interest                                        --           4,319              --              --

Preferred share dividends                          (130,556)             --      (1,156,098)             --
                                               ------------    ------------    ------------    ------------

Net loss                                         (8,099,933)       (699,912)    (13,011,461)     (2,278,140)
                                               ============    ============    ============    ============

Loss per common share                          $      (0.24)   $      (0.03)   $      (0.35)   $      (0.10)

Weighted average number of  common
shares outstanding                               34,076,631      22,940,048      36,648,709      22,487,335

See accompanying notes

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

--------------------------------------------------------------------------------

                                    Three months    Three months     Nine months     Nine months
                                           ended           ended           ended           ended
                                        June 30,        June 30,        June 30,        June 30,
                                            2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------
Net loss                            $ (8,099,993)   $   (699,912)   $(13,011,461)   $ (2,278,140)

Other comprehensive income (loss)

     Foreign currency translation
     adjustment                         (426,818)       (427,699)        689,656        (638,967)
                                    ------------    ------------    ------------    ------------
Comprehensive loss                  $ (8,526,811)   $ (1,127,611)   $(12,321,805)   $ (2,917,107)
                                    ============    ============    ============    ============

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                   Nine months ended   Nine months ended
                                                       June 30, 2000       June 30, 1999
                                                       -------------       -------------
Cash flows from operating activities:
- Net loss                                              $(13,011,461)       $ (2,278,140)

Adjustment to reconcile net loss
to net cash used in operating activities:
- Depreciation                                                49,322              84,893
- Amortization of license                                     69,649              71,958
- Amortization of goodwill  - subsidiaries                   655,984             135,878
- Amortization of goodwill - affiliates                      693,638             187,062
- Amortization of prepaid fees                               533,790                  --
- Goodwill impairment write-down                           4,315,647
- Loss on termination of Transmedia license                  255,733                  --
- Share of losses of affiliates                            1,474,056             (18,701)
- Preferred stock warrant dividend                         1,025,542                  --
- Provision for irrecoverable restaurant credits              14,158              15,298
- Provision for bad debts                                         --               8,286
- Shares issued re termination of employment contract        137,500                  --

Changes in assets and liabilities:
- Trade accounts payable                                     (98,270)            537,329
- Accrued liabilities                                        528,593            (482,969)
- Non-current liabilities                                     (3,764)                 --
- Accounts receivable                                       (279,569)            (41,478)
- Restaurant credits                                         114,441              17,268
- Prepaid expense                                                 --            (157,540)
- Deferred income                                              3,400            (160,092)
- Accrued sign-on fees                                            --            (296,500)
- Security deposit                                        (1,528,856)                 --
- Other assets                                               (92,837)           (638,444)
                                                        ------------        ------------
Net cash used in operating activities                     (5,143,304)         (3,015,892)
                                                        ------------        ------------
Cash flows from investing activities:
- Purchase of office furniture and equipment                (149,943)            (37,996)
- Purchase of NHS                                                 --          (1,233,451)
- Purchase of MonsterBook                                   (137,275)                 --
- Investment in Countdown USA                                     --             (24,967)
- Investment in Porkpine                                          --             (25,575)
- Investment in DBS Direct                                  (562,500)           (500,000)
- Website development costs                                  (55,355)                 --
                                                        ------------        ------------
Net cash used in investing activities                       (905,073)         (1,821,989)
                                                        ------------        ------------
Cash flows from financing activities:
- Net proceeds received from issuance of
  common stock                                             3,539,583           3,757,000
- Net proceeds from issuance of convertible
  preferred stock                                          9,350,000                  --
- Due from / (to) related parties                         (3,449,832)         (2,079,502)
- Proceeds from (repayment of) notes payable              (3,688,186)          2,616,464
- Bank credit line                                           (18,740)             19,606
                                                        ------------        ------------
Net cash provided by financing activities                  5,732,825           4,313,568
                                                        ------------        ------------
Decrease in cash and
cash equivalents carried forward                        $   (315,552)       $   (524,313)
                                                        ============        ============

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                               Nine months ended    Nine months ended
                                                   June 30, 2000        June 30, 1999
                                                   -------------        -------------
Decrease in cash and
cash equivalents brought forward                     $  (315,552)         $  (524,313)

Effect of foreign currency on cash                       154,754             (516,163)
Cash acquired with MonsterBook                            74,241                   --
Minority interest                                        (28,170)                  --
                                                     -----------          -----------
Net decrease in cash and
cash equivalents                                        (114,727)          (1,040,476)

Cash and cash equivalents at beginning of period         548,576            1,504,921
                                                     -----------          -----------

Cash and cash equivalents at end of period           $   433,849          $   464,445
                                                     ===========          ===========


Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                        $   251,789          $   235,637
     Income taxes                                             --                   --

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES

1. In March 2000 the Company issued 50,000 shares of its common stock to its former Chief Executive Officer in part payment of a settlement agreement.

2. In April 2000 the Company issued 2,962,773 shares of its common stock as part consideration for the acquisition of MonsterBook.

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

History

The Company was incorporated under the laws of the State of Delaware in March 1994. On May 2, 1994 the Company acquired the right, pursuant to a Master License Agreement ("License Agreement") dated March 21, 1994, an exclusive license ("License") to use certain trademarks and service marks, proprietary computer software programs and know-how of Transmedia Network, Inc. ("Network") to establish and operate a discount restaurant charge card business in clearly defined geographical areas. On April 7, 2000 the Company and Network executed a termination agreement ("Termination Agreement") pursuant to which the Company agreed to cancel the License (see "Recent Developments" below). The Company commenced operations in Sydney, Australia in November 1994.

The Company has worked closely with Transmedia Europe, Inc. ("TME") for a number of years. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and certain other countries outside of Europe. TME commenced operations in the United Kingdom in January 1994. TME also executed a termination agreement with Network on April 7, 2000.

Through 1996 the operations of the Company consisted of a discount restaurant charge card business in Australia. In 1996 management decided to expand the Company's operations by providing broader based "member benefits" to its corporate clients and individual members. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. TME made a similar strategic decision. As a result the Company and TME jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership based discount shopping services. In December 1997 the Company and TME acquired control of NHS Australia Pty Limited ("NHS") through Transmedia Australia Holdings Pty Limited ("Transmedia Australia"). NHS acquired the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offers travel related products such as airline tickets, vacation packages, insurance and provides international medical case management and repatriation services to a number of insurance companies.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

The Company and TME on May 14, 1998 jointly acquired Porkpine Limited ("Porkpine"). Porkpine, a company incorporated in Ireland, trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. On May 22, 1998 the Company and TME jointly acquired, through Transmedia Australia Travel Holdings Pty Limited ("Transmedia Travel"), Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. In July 1998 the Company and TME jointly established Countdown USA, Inc. ("Countdown USA"), to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA") a provider of discounted mail order and retail pharmacy products as well as other benefit programs such as discounted eyewear, dental services and leisure products. On November 17, 1998 Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. Finally, on June 15, 1999 the Company and TME jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct"), a marketer and full-service installer of DirecTV in the United States.

Recent Developments

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, NHS, DBS Direct, Countdown USA, Logan Leisure and Breakaway Travel, management of the Company and TME assessed the rationale of a merger of the two entities. Management believed that keeping the two companies distinct and separate was not appropriate or advantageous to shareholders and therefore on December 28, 1999 the Company and TME executed a definitive merger agreement ("Merger Agreement"). Under the terms of the Merger Agreement, the Company will issue one share of its common stock for each share of common stock of TME. The merger, which is expected to be completed by December 31, 2000, is subject to a number of conditions, including shareholder approval. The Company and TME each established independent committees to determine the fairness of the proposed transaction from a financial point of view.

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License in return for forgiveness of a promissory note in default in the sum of $250,000 together with accrued interest of approximately $73,000 and forgiveness of past due royalty payments under the License in the sum of approximately $51,000. Net of the carrying value of the License, the Company recorded a loss on termination of approximately $256,000. The Company believed that termination of the License was in the best interests of the Company because the Company derived direct financial benefit from the Termination Agreement. Upon termination of the license agreement, management of the Company conducted a detailed review of the restaurant charge card business in Australia and concluded that it would not be commercially viable to develop and establish a new dining product in Australia post termination of the license agreement. In deciding not to continue its restaurant card business in Australia, management considered a number of factors including declining revenues in recent years and significant operating losses since commencement of operations in 1994. Additionally, management believed that its declining restaurant cardholder base in Australia could not be rebuilt without significant investment of management time and marketing expense.

On April 13, 2000 the Company acquired MonsterBook.com, Inc. ("MonsterBook"). MonsterBook produces and distributes a printed e-business directory for the Internet. Additionally, the e-business directory is available via the Internet at http://www.monsterbook.com.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1 - The Company (continued)

As of June 30, 2000, the Company had the following equity interests in its direct subsidiaries:

Name                                          Country of Incorporation   % Owned

Transmedia Australia Pty Ltd                     Australia                  100
Transmedia Australasia Pty Ltd                   New Zealand                100
Transmedia Australia Holdings Pty Ltd            Australia                   50
Transmedia Australia Travel Holdings Pty Ltd     Australia                   50
Asia Merger Sub I, Inc.                          United States              100
MonsterBook.com, Inc.                            United States              100

As of June 30, 2000, the Company had the following equity interests in its affiliates:

Name                                          Country of Incorporation   % Owned

Countdown Holdings Limited                       UK                          50
Porkpine Limited                                 Channel Islands             50
Countdown USA, Inc.                              United States               50
DSS Direct Connect, LLC                          United States               50

All references herein to "Company" and "TMAP" include Transmedia Asia Pacific, Inc. and its subsidiaries unless otherwise indicated.

Although the Company has significant influence over the operating and financial decisions of its affiliates, it does not have effective control over their operations and therefore they are accounted for under the equity method.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and nine months ended June 30, 2000 and 1999 and the changes in cash flows for the nine months ended June 30, 2000 and 1999. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(b)   Restaurant credits

      Restaurant credits represent the total advances made to participating restaurants in exchange for credits less the amount by which these food and beverage credits are recouped by the Company as a result of Company cardholders utilizing their cards at participating restaurants. The amount by which such food and beverage credits are recouped amounts to approximately 50% of the retail value of food and beverages consumed by cardholders. The Company historically reviewed recoverability of restaurant credits and established an allowance for restaurant credits to restaurants that have ceased operations or whose credits may not be utilized by cardholders. The allowance for irrecoverable restaurant credits as of June 30, 2000 was further reviewed in light of management's decision not to establish a new dining product post termination of the Network License.

(c)   Long-lived assets

      Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. An impairment of $4,315,647 was recorded for the three month period to June 30, 2000.

(d)   Intangible assets excluding goodwill

      Other intangible assets consisted primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994, until terminated in April 2000.

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

(i)   Financial instruments

      Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits and amounts due from/to related parties and approximated fair value as of June 30, 2000 and September 30, 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

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

      iv) MonsterBook advertising fees, referral fees from sales initiated through the MonsterBook website and commissions on third party products and services sold to the MonsterBook membership base.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3 - Significant accounting policies (continued)

(k)   Foreign currencies

      The reporting currency of the Company is the United States dollar. The Company's functional currencies are the United States dollar, the Australian dollar, UK pound sterling and the Irish punt. The Australian dollar is the functional currency of the Company's member benefits and travel businesses because it is the primary currency of the environment in which the businesses operate as autonomous units. All cash generated and expended by these businesses is primarily in Australian dollars. For the same reasons the functional currency of the company's interest in Countdown is the UK pound sterling because that business is located, and primarily operates in, the United Kingdom. Similarly the functional currency of the Company's interest in Porkpine is the Irish punt because that business is located, and primarily operates in the Republic of Ireland. For consolidation purposes, the assets and liabilities of overseas subsidiaries are translated at the closing exchange rates. Consolidated statements of income of such subsidiaries are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative foreign currency translation adjustment account as a component of stockholders' equity. Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

      The average exchange rates during the three and nine months ended June 30, 2000 and 1999 and the exchange rates in effect as of June 30, 2000 and September 30, 1999 were as follows:

                                              UK Pound     Australian      Irish
                                      Sterling (pound)         Dollar       Punt
      Average exchange rates:

      3 months ended June 30, 2000              1.5310         0.5895     1.1850
      3 months ended June 30, 1999              1.6067         0.6539     1.3415

      9 months ended June 30, 2000              1.5683         0.6094     1.2184
      9 months ended June 30, 1999              1.6455         0.6374     1.4213

      Closing exchange rate:

      June 30, 2000                             1.5131         0.5981     1.2123
      Setember 30, 1999                         1.6463         0.6528     1.3513

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4 - Series A Convertible Preferred Stock

On March 27, 2000 the Company sold, in a private placement (the "Placement") pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, 10,000 shares of a newly designated Series A Convertible Preferred Stock, par value $.01 ("Preferred Shares") resulting in net proceeds to the Company of approximately $9,350,000. In connection with the Placement the Company paid due diligence costs of $50,000 in cash and granted to the purchasers of the Preferred Shares five year warrants to purchase in aggregate 385,542 shares of the Company's common stock at an exercise price of $6.225 per share. Additionally, the Company paid a cash fee of $600,000 for services in connection with the Placement and granted them five year warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $6.225 per share. The value of the warrants issued to the purchasers of the Preferred Shares totaled $1,025,542 using the Black-Scholes model and the Company recorded such amount as preferred stock dividends in the quarter ended March 31, 2000, with a related credit to additional paid-in capital. The cash fee paid for services in connection with the Placement was applied to additional paid-in capital.

The Preferred Shares rank senior to all common stock and to all other series of preferred stock when and if issued unless otherwise agreed to by the holders of the Preferred Shares, and entitle the holder to dividends as declared on a non-cumulative basis. The principal terms of the Preferred Shares are:

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

Note 4 - Series A Convertible Preferred Stock (continued)

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

Note 5 - Loss per common share

The following table summarizes securities that were outstanding at June 30, 2000 and 1999 but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                  June 30,        June 30,
                                                      2000            1999

      Stock options and warrants                 8,974,996       8,755,465

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in four lines of business: member benefits/loyalty programs, travel services direct marketing and e-commerce, with the latter being insignificant in the three and nine months ended June 30, 2000 and 1999. The operations of subsidiary companies are conducted in Australia and the United States and the operations of affiliates are conducted in Europe and the United States. The accounting policies of the segments are those described in Note 3 - Significant accounting policies.

                                             Three months    Three months     Nine months     Nine months
                                                    ended           ended           ended           ended
                                                 June 30,        June 30,        June 30,        June 30,
                                                     2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
(a)   Statement of operations

      Revenues:
      Member benefits/loyalty programs       $    415,242    $    789,401    $  1,220,186    $  2,156,285
      Internet Services/Directories                   875              --             875              --
      Travel services                              81,176         205,742         385,936         873,727
                                             ------------    ------------    ------------    ------------
      Revenue for reportable segments
      and consolidated revenues                   497,293         995,143       1,606,997       3,030,012
                                             ============    ============    ============    ============
      Operating loss:
      Member benefits/loyalty programs         (1,102,330)         89,273        (739,161)         67,712
      Internet Services/Directories            (1,088,783)             --      (1,088,783)             --
      Travel services                             (96,000)       (135,962)       (210,533)       (316,012)
      Corporate overhead                         (520,979)       (596,431)     (2,897,547)     (1,707,392)
      Impairment write-down                    (4,315,647)             --      (4,315,647)             --
                                             ------------    ------------    ------------    ------------
      Total operating loss for
      reportable segments                      (7,123,739)       (643,120)     (9,251,671)     (1,955,692)
                                             ------------    ------------    ------------    ------------

      Share of affiliate profits/(losses):
      Member benefits/loyalty programs           (187,497)        (50,013)       (202,199)       (168,361)
      Direct marketing                           (612,529)             --      (1,965,496)             --
                                             ------------    ------------    ------------    ------------
      Total share of affiliate profits
      (losses)                                   (800,026)        (50,013)     (2,167,695)       (168,361)
                                             ------------    ------------    ------------    ------------

      Net interest expense                        (44,416)        (46,327)       (433,752)       (261,107)
                                             ------------    ------------    ------------    ------------
      Loss before taxation and
      minority interests                       (7,968,181)       (739,460)    (11,853,118)     (2,385,160)
                                             ============    ============    ============    ============
      Depreciation, amortization
      and impairment write-down:
      Member benefits/loyalty programs          4,475,278         178,912       5,229,146         536,737
      Internet Services/Directories                19,565              --          19,565              --
      Travel services                              10,980          10,511          33,572          33,648
                                             ------------    ------------    ------------    ------------
      Total                                     4,505,823         189,423       5,282,283         570,385
                                             ============    ============    ============    ============

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Industry and geographic area segments (continued)

                                             Three months    Three months     Nine months     Nine months
                                                    ended           ended           ended           ended
                                                 June 30,        June 30,        June 30,        June 30,
                                                     2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
      Geographic region

      Revenues
         Australia                                496,418         995,143       1,606,112       3,030,012
         United States of America                     875              --             875              --
                                             ------------    ------------    ------------    ------------

                                             $    497,293    $    995,143    $  1,606,997    $  3,030,012
                                             ============    ============    ============    ============
      Net loss before taxation, minority
      interests and dividends
         Australia                             (4,793,515)         (3,440)     (5,417,817)       (445,990)
         United States of America              (3,107,896)       (709,773)     (6,368,531)     (1,886,062)
         Europe                                   (66,770)        (26,247)        (66,770)        (53,108)
                                             ------------    ------------    ------------    ------------

                                             $ (7,968,181)   $   (739,460)   $(11,853,118)   $ (2,385,160)
                                             ============    ============    ============    ============

                                                                                    As of           As of
                                                                                 June 30,   September 30,
                                                                                     2000            1999
                                                                              -----------   -------------
           Long-lived assets
              Australia                                                           201,216       4,835,009
              United States of America                                         22,814,018       8,574,408
              Europe                                                            2,349,206       2,415,974
                                                                              -----------     -----------
                                                                              $25,364,440     $15,825,391
                                                                              ===========     ===========
      (b)  Total assets

           Member benefits/loyalty programs                                     2,002,945       5,182,421
           Internet Services/Directories                                       14,741,169              --
           Travel services                                                        343,922         299,415
           Investment in affiliates                                             7,108,519       9,437,824
           Unallocated                                                          6,834,352       2,757,683
                                                                              -----------     -----------
           Total assets                                                        31,030,907      17,677,343
                                                                              ===========     ===========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7 - Stockholders' equity

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

Note 8 - Acquisition of MonsterBook.com, Inc.

On April 13, 2000 (the "Effective Date") the Company, Asia Merger Sub II, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), and MonsterBook.com, Inc. ("MonsterBook") consummated a merger (the "Merger") of Merger Sub with and into MonsterBook pursuant to which MonsterBook became a wholly owned subsidiary of the Company. The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 8, 2000, by and among the Company, Merger Sub, MonsterBook and William H. McKee and Frank T. Vega. The merger was accounted for as a purchase.

MonsterBook produces and distributes a printed e-business directory for the Internet. Additionally, the e-business directory is available via the internet at www.monsterbook.com. MonsterBook's headquarters are located in San Francisco, California. The Company presently intends to operate MonsterBook as a subsidiary under the name MonsterBook.com.

Pursuant to the terms of the Merger Agreement, as of the Effective Date, each of the outstanding shares of common stock of MonsterBook, par value $0.0001 per share, was converted into the right to receive either (a) $0.27105114 in cash, without interest (the "Cash Consideration") or (b) 0.0735054 of a share of common stock of the Company, par value $0.00001 per share (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). The Merger Consideration was negotiated by the parties at the time they entered into the Merger Agreement. The Stock Consideration issued by the Company was approximately 2,962,773 shares of its common stock, and the Cash Consideration paid by the Company was approximately $138,000. Based on the closing price of the Company's common stock on April 13, 2000 of $5.3125 per share, the Stock Consideration had a value of approximately $15,739,732, and the Merger Consideration had a value of approximately $15,877,732. The funds used by the Company to pay the Cash Consideration were supplied by the Company's working capital. In addition, the Company converted existing MonsterBook options into options to acquire approximately 362,749 shares of the Company's common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In its member benefit/loyalty marketing, the Company has recently focused its sales effort as a loyalty and affinity marketing service to corporate clients. Management will continue to build the Company's membership base and broaden the range of member benefit programs offered. Management is actively recruiting senior executives to strengthen the management team and facilitate such development and expansion. The Company will continue to look for new opportunities within the member benefits industry and may expand its operations through further acquisitions.

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

In the United States the Company intends to aggressively develop the business of its subsidiary MonsterBook.com as well as its affiliates Countdown USA and DBS Direct, through cross-marketing and strategic partnerships. The Company is actively recruiting senior executives to be based in the United States to support the development and expansion of MonsterBook, Countdown USA and DBS Direct. This strengthening of the Company's United States based management team will also help to facilitate the expansion of its e-commerce and other Internet activities in the United States marketplace.

Results of Operations

On April 7, 2000 the Company and Network executed the Termination Agreement pursuant to which the Company agreed to cancel the License in return for forgiveness of debt, accrued interest and past due royalty payments under the License, a total of approximately $374,000. Net of the carrying value of the License, the Company recorded a loss on termination of approximately $256,000. Upon termination of the license, management of the Company conducted a detailed review of the restaurant charge card business in Australia and concluded that it would not be commercially viable to develop and establish a new dining product in Australia post termination. In deciding not to continue its restaurant card business in Australia, management considered a number of factors including declining revenues in recent years and significant operating losses since commencement of operations in 1994. Additionally, management believed that its declining restaurant cardholder base in Australia could not be rebuilt without significant investment of management time and marketing expense.

In addition to reviewing its restaurant card business, management reviewed the operating performance at NHS. NHS, as reported below, recorded a decline in revenues in the three months ended June 30, 2000 of $259,014 or 44.8% ($571,219 or 38.5% in the nine months then ended). In light of the operating performance of NHS and the operating losses of $426,108 incurred at NHS in the nine months ended June 30, 2000 (1999: a profit of $209,827) management assessed the carrying value of its interest in NHS. In line with the Company's accounting policy with respect to long-lived assets, management evaluated the carrying value of underlying goodwill in NHS. Management concluded that an impairment write-down of approximately $4.3 million was required as such underlying goodwill may not be recoverable through the estimated undiscounted future cash flows from NHS operations.

Three Months ended June 30, 2000 compared to Three Months ended June 30, 1999

The Company generated revenues of $497,293 (1999: $995,143) in the three months ended June 30, 2000, a decrease of $497,850 or 50% over the corresponding period in 1999. The Company's member benefit/loyalty marketing businesses, NHS and the restaurant card business, recorded a decline in revenues of approximately $259,014 (44.8%) and $115,145 (54.4%) respectively. Revenues at NHS were impacted by the loss of a number of contracts earlier in the year. The decline in revenues in the restaurant card business resulted from lower card usage by cardholders and the Company's inability to fund advances to new restaurants. Additionally, in light of termination of the Transmedia License, the Company has not promoted its restaurant card business for some time. Teletravel and Breakaway recorded a decline in revenues of $124,566 (60.5%) as compared to the corresponding period in 1999. Both businesses experienced a downturn in trading activity generally and suffered from high staff turnover. MonsterBook generated revenues of $875 in the period post acquisition through June 30, 2000. Management did not anticipate revenues at MonsterBook in the quarter as the next printed directory is not due for publication until November 2000.

Cost of revenues totaled $214,113 (1999: $223,908) for the three months ended June 30, 2000, generating a gross profit percentage of 56.9% (1999: 77.5%). The gross profit percentage achieved in the period by NHS was 68.6% (1999: 83.1%) and the restaurant card business achieved 9.9% (1999: 43.8%). The decline in the restaurant card business gross margin is due to cardholders being given additional discounts to encourage card usage to utilize restaurant credits prior to termination of the License Agreement. The Company's travel businesses operate at 100% gross margin.

Selling, general and administrative expenses totaled $3,091,272 (1999:
$1,414,355) for the three months ended June 30, 2000, an increase of $1,676,917 or 118.6% over the corresponding period in 1999. Excluding the impact of MonsterBook, selling, general and administrative expenses increased year on year by $979,625 or 69.3%. Selling, general and administrative expenses of NHS and the restaurant card business recorded an increase of $93,347 as compared to the corresponding period in 1999. The travel businesses recorded decreases in selling, general and administrative expenses of $164,528. Head office selling, general and administrative expenses increased by $1,056,464 as compared to the corresponding period in 1999. The net increase primarily comprised an increase in professional fees of $397,644, payroll $410,479 and amortization of underlying goodwill on the MonsterBook acquisition $392,366. The increase in professional fees included $177,931 amortization of prepaid fees to Gleacher & Co., the Company's investment banker. In addition, the Company incurred a net expense of $255,733 with respect to termination of the License Agreement.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown USA and Logan Leisure were $(99,509), $(612,524), $(26,247) and $(61,746) respectively for the three months ended June 30, 2000 (1999: $15,178, $(10,000), $(30,095) and $(25,096)). Such profits (losses) include amortization of underlying goodwill in the Company's investment in its affiliates.

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

The Company generated revenues of $1,606,997 (1999: $3,030,012) in the nine months ended June 30, 2000, a decrease of $1,423,015 or 47.0% over the corresponding period in 1999. The Company's member benefit/loyalty marketing businesses, NHS and the restaurant card business, generated revenues of $1,220,186 (1999: $2,156,285), a decrease of 43.4%. Revenues in the Company's travel operations totaled $385,936 (1999: $873,727), a decline of approximately 55.8%. Revenues in all business sectors were impacted in the nine months ended June 30, 2000 by the loss of a number of contracts and limited working capital for much of the period.

Cost of revenues totaled $505,398 (1999: $635,196) for the nine months ended June 30, 2000, generating a gross profit percentage of 68.6% (1999: 79.0%). The gross profit percentage achieved in the period by NHS was 74.1% (1999: 81.7%) and the restaurant card business achieved 12.9% (1999: 48.3%). The Company's travel businesses operate at 100% gross margin.

Selling, general and administrative expenses totaled $6,037,623 (1999:
$4,350,508) for the nine months ended June 30, 2000, an increase of $1,687,115 or 38.8% over the corresponding period in 1999. Excluding the impact of MonsterBook, selling, general and administrative expenses increased year on year by $989,823 or 22.8%. Selling, general and administrative expenses of NHS and the restaurant card business recorded an increase of $3,240. The travel businesses recorded decreases in selling, general and administrative expenses of $593,270. Decreases in expenses in all businesses were recorded across most cost categories (primarily payroll) reflecting lower activity levels. Head office selling, general and administrative expenses increased by $1,579,853 as compared to the corresponding period in 1999. $533,793 of such increase relates to amortization of prepaid fees to Gleacher & Co. Other significant year on year cost increases comprised consulting fees $209,440, legal $214,477 and amortization of underlying goodwill on the MonsterBook acquisition $392,366. In addition, the Company incurred a net expense of $255,733 with respect to termination of the License Agreement.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown USA and Logan Leisure were $(52,345), $(1,965,496), $(135,429) and $(14,425) respectively for the nine months ended June 30, 2000 (1999: $(40,371), (10,000), $(115,253) and $(2,737)). Such profits (losses) include amortization of underlying goodwill in the Company's investment in its affiliates.

Minority interests comprise TME's 50% interest in Transmedia Australia and Transmedia Travel.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                   Nine months Ended
                                                   -----------------

                                             June 30, 2000       June 30, 1999

Cash (used in)/provided by
Operating Activities                         $(5,143,304)        $(3,015,892)

Cash used in
Investing activities                         $  (905,073)        $(1,821,989)

Cash provided by financing
Activities                                   $ 5,732,825         $ 4,313,568

The Company incurred a net loss of $13,011,461 in the nine months ended June 30, 2000, which when adjusted for non-cash items resulted in funds used in operating activities totaling $5,143,304 net of working capital movements. Non-cash items comprised preferred stock dividend $1,025,542, depreciation and amortization charges $1,468,593, goodwill impairment write-down $4,315,647, amortization of pre-paid fees $533,790, the Company's share of losses of affiliates of $1,474,056, loss on termination of the Transmedia License $255,733, provision against irrecoverable restaurant credits $14,158 and employment termination compensation $137,500.

Net cash used in investing activities of $905,073 in the nine months ended June 30, 2000 comprised the cash element of the Company's investment in MonsterBook ($137,275), an investment in its affiliate DBS Direct $562,500, purchase of fixed assets $149,943 and website development costs $55,355. In the corresponding period in 1999, net cash used in investing activities comprised the cash elements of the Company's investment in Transmedia Australia to complete the acquisition of NHS ($1,233,451), the Company's investment of $550,542 in its affiliates DBS Direct ($500,000), Countdown USA ($24,967) and Porkpine ($25,575). In addition, the Company invested $37,996 in fixed assets in the nine months ended June 30, 1999.

To meet its cash requirements during the nine months ended June 30, 2000, the Company issued in aggregate 4,531,250 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $3,531,250. $406,250 of the net cash proceeds were received in October 1999 and the balance in early November. In March 2000, the Company sold, in a private placement 10,000 shares of Convertible Preferred Stock, par value $.01 ("Preferred Shares"), resulting in net proceeds to the Company of approximately $9,350,000. The proceeds were received in March 2000 and were applied to loan repayments and working capital. Additionally, the Company issued 8,333 shares of its common stock in January 2000 upon exercise of a warrant resulting in net proceeds to the Company of $8,333.

In November 1998 the Company raised approximately $3,400,000 through the issuance of a secured 10% promissory note. Such promissory note fell due for payment on November 16, 1999. The Company repaid $400,000 of principal and executed a new note representing the balance of $3 million on November 30, 1999. The new note was payable on February 15, 2000, together with accrued interest. The Company repaid the note, together with accrued interest, from the proceeds of the Preferred Share placement. Cash generated by financing activities was partially off set by the repayment of short-term loans totaling $3,688,186 and advances to related parties of $3,449,832 net, primarily TME to fund the operations of the Company's affiliates.

The Company will require further capital infusions in order to meet the ongoing funding requirements of its operations. Based upon the Company's history of obtaining necessary financing, management is confident that sufficient funds will be available to the Company to operate in the foreseeable future. However, there can be no assurance given that the Company will be able to obtain such funding. In addition, there can be no assurance as to the acceptability of the terms of any future financing.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the nine months ended June 30, 2000, a situation which is expected to continue for foreseeable future. The business of Breakaway is to some extent seasonal. However, the Company has no basis at this time on which to project the effects, if any, on its business as a whole.

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

On September 29, 1999 NAMA of Texas filed a civil action against the Company, TME and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TME through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. Management of the Company, TME and Countdown USA believe that the claims of NAMA of Texas are unfounded and that they have meritorious defenses against such claims. The Company, TME and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The Federal Court ordered an initial pre-trial conference for May 18, 2000. At the pre-trial conference the Judge dismissed the case against the Company and TME with the condition that should Countdown USA ultimately lose the case and is not capable of paying any judgment against it, then the Company and TME could be enjoined again. As of the date hereof, the proceeding is at deposition stage.

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

In January 2000 the Company issued 8,333 shares of its common stock upon exercise of a warrant, resulting in net proceeds to the Company of $8,333.

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

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None.

(B)   Forms 8-K filed during quarter

      (i) Acquisition of MonsterBook.com, Inc. on April 13, 2000, filed April 28, 2000.

      (ii) Amendment #1 to Form 8K re. acquisition of MonsterBook.com, Inc. to file audited financial statements and pro-forma financial information, filed June 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSMEDIA ASIA PACIFIC, INC.


By: /S/ Grant White
    ---------------
President and Chief Executive Officer