Form 10-K
period 2000-09-30
TRANSMEDIA ASIA PACIFIC INC
filed 2001-01-25
CIK 925063

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                                      1934

         FOR THE TRANSITION PERIOD FROM______________TO_________________

                         COMMISSION FILE NUMBER 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                          -----------------------------
             (exact name of registrant as specified in its charter)

                Delaware                                   13-3760219
   ---------------------------------               -------------------------
     (State or other jurisdiction of                        (I.R.S.
     incorporation of organization)                   Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: U.K. 011-44-207-930-0706

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 11, 2001 was $10,561,068 based upon the closing sale price of a share of Common Stock on The National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market System.

        Number of shares outstanding of the Registrant's Common Stock as of January 11, 2001 was 37,086,441.

                    Documents incorporated by reference: None

                          Transmedia Asia Pacific, Inc.

                 Form 10-K for the year ended September 30, 2000

                                      Index

                                                                           Page

PART I

         Item 1.   Business                                                  3
         Item 2.   Properties                                               15
         Item 3.   Legal Proceedings                                        17
         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                         18

PART II

         Item 5.   Market for Registrant's Common Stock and
                   Related Stockholder Matters                              19
         Item 6.   Selected Financial Data                                  23
         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      25
         Item 7A.  Quantitative and Qualitative Disclosure
                   About Market Risk                                        34
         Item 8.   Financial Statements and Supplementary Data              34
         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                      34

PART III

         Item 10.  Directors and Executive Officers of the Registrant       35
         Item 11.  Executive Compensation                                   37
         Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                                    39
         Item 13.  Certain Relationships and Related Transactions           40
         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                      43

Signatures                                                                  46

This Annual Report on Form 10-K and the documents incorporated herein contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate", "plan," "intend," "expect," "may," "believe", "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

Transmedia Asia Pacific, Inc. ("the Company") is a provider of membership-based consumer benefit programs and marketing programs for businesses on an international scale through its subsidiaries and affiliates. The Company has developed/acquired in recent years a range of consumer benefits included discount shopping, dining, travel, hotel accommodation and telephone helpline services. The Company sells access to these benefits directly to consumers and also uses them to develop marketing programs for corporations. The marketing programs provided by the Company to corporations comprise specifically designed benefit based consumer loyalty programs to assist such corporations with customer acquisition, customer activation and customer retention. The Company's various membership-based consumer benefit and loyalty programs are currently offered in 28 countries and globally via the Internet. The Company estimates that it currently has over 8 million members participating in one or more of its programs. The business of the Company currently comprises three segments: (i) member benefits/loyalty marketing, (ii) e-commerce and Internet services and
(iii) direct marketing.

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

Through 1996 the operations of the Company consisted of a discount restaurant charge card business in Australia. In 1996 management decided to expand the Company's operations by providing broader based "member benefits" to its corporate clients and individual members. Such benefits included discount shopping, travel, hotel accommodation and telephone helpline services. Transmedia Europe, Inc. ("TME") made a similar strategic decision. TME is a company which acquired a similar license to that of the Company to operate a discount restaurant charge card business in Europe, Turkey and certain other countries outside of

Europe. TME commenced operations in the United Kingdom in January 1994. The Company and TME share common management and through October 1999 had identical boards of directors and officers.

As a result of their working closely in implementing the strategy outlined above, the Company and TME jointly acquired in April 1997 Countdown Holdings Limited ("Countdown"), an international provider of membership-based discount shopping services. See "Countdown". In December 1997 the Company and TME acquired control of NHS Australia Pty Limited ("NHS"). NHS owned the business operations of Nationwide Helpline Services Pty Limited ("Nationwide"). NHS is a provider of telephone helpline services covering advice on legal, tax, accounting, medical and home emergency. In addition, NHS offered travel related products such as airline tickets, vacation packages, insurance through a division known as Teletravel ("Teletravel") and provides international medical case management and repatriation services to a number of insurance companies through a division known as IMAN ("IMAN"). See "Nationwide Helpline Services".

On May 14, 1998 the Company and TME jointly acquired Porkpine Limited ("Porkpine"). Porkpine trades as Logan Leisure, a business which produces and sells discount shopping and services directories in Ireland. See "Logan Leisure/Porkpine". On May 22, 1998 the Company and TME jointly acquired Breakaway Travel Club Pty Limited ("Breakaway"). Breakaway is a licensed travel agent specializing in discount packaged vacations for individuals employed in the travel industry in Australia. See "Breakaway". In July 1998 the Company and TME jointly established Countdown USA, Inc. ("Countdown USA"), to offer member benefits in the United States and in November 1998 Countdown USA acquired the membership base and certain assets of National Association of Mature Americans, Inc. ("NAMA"), a provider of discounted mail order and retail pharmacy products as well as other benefit programs such as discounted eyewear, dental services and leisure products. On November 17, 1998 Transmedia Australia acquired the balance of 49% of the shares of common stock of NHS. Finally, on June 15, 1999 the Company and TME jointly acquired DSS Direct Connect, L.L.C. ("DBS Direct"), a marketer and full-service installer of DirecTV in the United States. See "DBS Direct".

On April 7, 2000 the Company and Network executed a Termination Agreement pursuant to which the License was cancelled in return for forgiveness of a $250,000 promissory note plus accrued interest of approximately $73,000 and forgiveness of $51,000 of royalty payments. Net of the carrying value of the License, the Company recorded a loss on termination of approximately $256,000. The Company believed that termination of the License was in the best interests of the Company since it eliminated substantial indebtedness.

On April 13, 2000 the Company acquired MonsterBook.com, Inc. ("MonsterBook"). MonsterBook produces and distributes a printed e-business directory for the Internet. Additionally, the e-business directory is available via the Internet at http://www.monsterbook.com.

Proposed Merger of the Company and Transmedia Europe, Inc.

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of their joint ownership of Countdown, NHS, DBS Direct, Countdown USA, Logan Leisure and Breakaway Travel, management of the Company and TME assessed the rationale of a merger of the two entities. Management believed that keeping the two companies distinct and separate was not appropriate or advantageous to shareholders and therefore on December 28, 1999 the Company and TME executed a definitive merger agreement. ("Merger Agreement"). Under the terms of the Merger Agreement, the Company will issue one share of its common stock for each share of common stock of TME. The merger, is subject to a number of conditions, including shareholder approval. The Company and TME each established independent committees to determine the fairness of the proposed transaction from a financial point of view. In September 2000 the Company and TME filed a Preliminary Joint Proxy Statement/Prospectus on Form S-4 and Schedule 14A with the Securities and Exchange Commission (the "SEC") with respect to a forthcoming meeting of stockholders being convened to, inter alia, consider, and if deemed appropriate approve, the proposed merger. The SEC staff provided comments on the Preliminary Joint Proxy Statement/Prospectus by letter dated October 25, 2000. The Company expects to submit its response to the SEC staff comments and file a revised Preliminary Joint Proxy Statement/Prospectus in the first quarter of 2001.

Recent Developments

Upon termination of the License Agreement, management of the Company conducted a detailed review of the restaurant card business in Australia and concluded that it would not be commercially viable to develop and establish a new dining product in Australia. In deciding not to continue its restaurant card business in Australia, management considered a number of factors including declining revenues in recent years and significant operating losses since commencement of operations in 1994. Additionally, management believed that its declining restaurant cardholder base in Australia could not be rebuilt without significant investment of management time and marketing expense.

On December 8, 2000 the Company sold its travel services business, located in Australia, to an unaffiliated third party in a transaction valued at approximately $213,000. The travel services business was owned and operated by Taste Card Pty Limited (formerly known as Transmedia Australia Travel Holdings Pty Limited) a subsidiary of the Company jointly owned by the Company and TME. The travel services business historically consisted of Breakaway and Teletravel. In April 2000 the business of Teletravel was re-branded as Co-travel, transferred to Breakaway and became a subsidiary of Breakaway. On December 8, 2000 Taste Card Pty Limited sold Breakaway. The sale was completed following an evaluation by the Company of the rationale for owning and operating its own travel businesses. Management concluded that the travel products and services included in its loyalty programs could be more efficiently sourced by negotiating alliances with third party travel product and service providers. Additionally, outsourcing travel products would enable the Company to re-deploy the working capital used by its travel businesses, Breakaway and Teletravel. See "Business Disposition".

Current Business Operations

The business of the Company currently comprises three segments: (i) member benefits/loyalty marketing, (ii) e-commerce and Internet services and (iii) direct marketing.

Member Benefits/Loyalty Marketing Business

The Company's member benefit business is comprised of Nationwide Helpline Services and the various discount benefits offered by its affiliates Countdown, Countdown USA and Logan Leisure. The Company is increasingly positioning its member benefit business as a loyalty and affinity marketing service to its corporate clients.

Nationwide Helpline Services

NHS is a loyalty marketing business, based in Australia, which sells its member benefit programs on a wholesale basis to a wide range of corporations who typically brand the services under their own name. The programs offered by NHS enable it's corporate clients to provide additional benefits to their own customer base. As of September 30, 2000 NHS had approximately 850,000 members entitled to use the services.

The NHS member benefit programs consist primarily of telephone helpline services, credit card registration and international medical case management and repatriation services. The NHS telephone helpline services include telephone advice lines covering legal, tax and accounting issues as well as some medical and home emergency problems. NHS through a separate division known as IMAN, also provides international medical case management and repatriation services for travelers on behalf of a number of major insurance companies.

The Telephone Helpline Services business operates through NHS's retention of the services of outside lawyers, accountants and others ("Service Providers") to provide a fixed amount of free advice to its members over the telephone. NHS pays a retainer to such Service Providers in return for their being available to provide advice to members. In addition to the retainer, Service Providers hope to benefit by securing new clients when a member requires assistance beyond the initial telephone advice. Members are recruited by NHS by the sale of its Telephone Helpline Services to corporations such as banks and insurance companies who make it available to their customers as a benefit to such customers. NHS contracts to provide the Telephone Helpline Services to its corporate clients for a period of 1 to 3 years. Such corporations benefit by retaining existing customers and/or gaining new customers through offering a product not offered by their competitors. NHS charges client corporations an annual fee per customer. In order to provide the Telephone Helpline Services NHS operates a 24-hour call center. The call center receives calls from members and then redirects the call to the relevant Service Provider. Members are given a unique telephone number for each category of help/advice offered. In addition, such unique telephone numbers are different for each corporate client enabling the call center to answer member calls as the corporate client's helpline service. Members can be connected to the same advisor each time they call if a matter is on going. The range of help/advice offered is broad, covering all types of legal, tax and accounting issues that members may encounter in their daily lives. In addition, NHS offers a stress and bereavement counseling service and help and advice on a broad range of other issues from home emergency, home maintenance and security to credit card registration and social security advice.

IMAN provides international medical case management and repatriation services for travelers. IMAN has established an international network of doctors, nurses and medical advisors who are available to assist travelers who require medical assistance while abroad. The service extends to repatriation in cases where the traveler must return home to receive treatment. The IMAN product is sold to a number of insurance companies who incorporate the services of IMAN within their travel insurance coverage.

The Company has effective control over the operating and financial decisions of NHS and IMAN and accordingly these operations are consolidated in the financial statements of the Company.

Countdown

The Countdown business is primarily a membership-based business which arranges discounts with suppliers of goods and services for its members. Countdown has approximately 7 million members and approximately 75,000 participating merchants in 28 countries. Over 25,000 of these merchants are located in the United Kingdom. Countdown operates through licensees in the Asia-Pacific region, the Caribbean, Benelux, Russia and Israel. In fiscal 2000, Countdown reacquired the Countdown operation in Italy from a licensee. The Countdown business described below has expanded into e-commerce by developing an online discount shopping web site, countdownarcade.com, as separately described later in this section.

Countdown markets membership on a retail and corporate basis. Retail marketing involves selling membership to individuals. Memberships sold on this basis represent a very small portion of total membership. Members pay an annual membership fee, currently approximately $75, which entitles them to a Countdown card. Members present their Countdown card at the point of sale when making purchases from participating merchants. Presentation of the Countdown card entitles the cardholder to a discount, at the time of purchase, of between 5% and 50% off the merchant's normal selling price. When members receive their Countdown card they also receive a directory of participating merchants. Directories are prepared on a geographical and product and service basis, enabling Countdown to supply a directory of participating merchants to cardholders specific to the geographical area in which the cardholder lives.

Corporate membership marketing involves the sale of membership packages to corporations, professional organizations, trade unions, etc. Countdown currently has over 100 corporate clients representing over 6 million members, 3.5 million owned by Countdown and 2.5 million controlled by licensees. In essence corporate marketing is a loyalty marketing service provided to corporate clients. In the case of corporate loyalty marketing, the group or organization purchases a tailored membership for its own customers, members or employees. Such customers, members or employees receive a Countdown card (typically a co-branded card) and a directory for use as in the case of individual membership described above. The annual fee charged on a wholesale basis is typically 10% or less of the individual annual membership fee, and corporate contracts typically have a term of one to three years.

The Countdown corporate loyalty-marketing program operates as follows:

      o A corporate client wishes to secure the loyalty of an existing customer and retain them as a customer;

      o The corporate client operates in a competitive environment and must have a differentiating factor, as compared to its competitors, to dissuade its customers from migrating to a competitor;

      o Countdown suggests a unique benefit package from its portfolio of benefits, tailored to the profile of the corporate client's typical customer, for the corporate client to offer to its customers;

      o Countdown proposes a unique program for the corporate client of consumer benefits such as a package of discount dining, discount shopping in particular retail outlets and savings on theater and theme park entertainment;

      o To obtain these benefits, the corporate client's customer must present a Countdown card which he or she receives from the corporate client for being a customer of the corporate client;

      o Countdown contracts with the corporate client to issue a "Countdown/Corporate client" branded Countdown card to the corporate client's customers which will enable them to obtain the agreed upon benefits;

      o Because the benefit package has been designed for, and with the corporate client's customer in mind, none of the corporate client's competitors can offer the same package of benefits;

      o The corporate client's customer must remain loyal to the corporate client to gain access to, and receive, the benefits offered,

      o The corporate client pays Countdown an annual fee for each "Countdown/Corporate client" branded Countdown card issued.

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

Logan Leisure/Porkpine

Porkpine operates two businesses trading as Logan Leisure and Logan Leisure & Entertainment. Both businesses produce and sell books of vouchers ("Voucher Directories") which entitle the holder to discounts and savings on a range of products and services including hotel accommodation, restaurants, golf clubs and general merchandise. Logan Leisure, which operates in Northern Ireland, and Logan Leisure and Entertainment, which operates in the Republic of Ireland, negotiate discounts from a range of suppliers of goods and services who agree to the inclusion of a voucher representing such discount in the Voucher Directory. Voucher Directories are produced annually and are sold to consumers for approximately $160. To take advantage of a particular discount, the consumer extracts the relevant voucher from the Voucher Directory and presents it to the merchant at the point of sale with his or her membership card.

Although the Company has significant influence over the operating and financial decisions of Porkpine, TME has effective control over the operations of Porkpine. Accordingly, the operations of Porkpine are accounted for under the equity method in the financial statements of the Company.

Countdown USA

Healthcare products and services are the cornerstone of the Countdown USA benefit programs. These products and services include mail order and retail pharmacy, eye care and hearing products, medical supplies and equipment. In addition to its healthcare products and services, Countdown USA offers a range of leisure benefits including a golf discount program, a hotel/motel discount program, theme park/ movie theater discount program and a "lowest price" telephone based home shopping program. These benefit programs are marketed to individuals, corporations and affinity groups throughout the United States.

Although the Company has significant influence over the operating and financial decisions of Countdown USA, TME has effective control over the operations of Countdown USA. Accordingly, the operations of Countdown USA are accounted for under the equity method in the financial statements of the Company. On March 23, 1999 Countdown USA changed its name to Countdown USA, Inc.

E-Commerce and Internet Services Business

The Company's e-commerce and internet services business is comprised of its subsidiary MonsterBook and the Countdown-arcade division of the Company's affiliate Countdown, which is jointly owned by the Company and TME.

Countdown-arcade

In November 1998 the Company and TME launched an Internet shopping and services program, Countdown Arcade. Management believes that the development of an e-commerce business is key to the future success and growth of the Company. Management further believes that the Countdown-Arcade can be developed to become a full online international shopping web site offering a broad range of merchandise and services at discounted prices by utilizing the existing Countdown participating merchant base. Countdown Arcade, can be found on the World Wide Web at http://www.countdownarcade.com. Countdown-Arcade offers the ability to purchase a range of consumer products over the Internet, primarily from UK suppliers. Countdown Arcade acts as an online aggregator of products and services supplied participating Countdown merchants. The business is not involved with owning or warehousing inventory. Shipment of products is handled by the participating Countdown merchant when a transaction is executed on the Countdown Arcade website.

New products and services are added continuously to the Countdown Arcade. In addition, members have the ability to search for merchandise on a country-by-country basis through a Countdown Arcade link to the Countdown database of participating merchants outside the UK. The Countdown Arcade includes a variety of consumer products at deeply discounted prices as well as a number of services including discounted gift vouchers and a full on-line travel service.

The Countdown Arcade is available to both members and non-members of the Countdown program. However, while non-members can make purchases, they cannot take advantage of the discounts offered unless they become a Countdown member, which they can do over the Internet at any time.

The Countdown Arcade is also offered as a co-branded product to add additional services to third party web sites. The software developed is proprietary to the Company and TME and offers the opportunity for licensing to third parties on a global basis.

MonsterBook

On April 13, 2000, Transmedia Asia Pacific acquired MonsterBook. MonsterBook is a provider of printed and online business-to-consumer and business-to-business Internet e-business directory. MonsterBook's headquarters are located in San Francisco, California. Founded in February 1999, the company combines traditional printed directory advertising with the flexibility and growth of the Internet to create an easy to use, multi-platform guide for consumers to locate businesses on the web. MonsterBook currently has over 1.2 million subscribers (750,000 in the United States) registered to receive the printed directory and more than 5,500 businesses, in over 300 product and service categories, were listed in the latest edition of the directory. To date the Company has printed and distributed approximately 115,000 printed directories. The MonsterBook is delivered free to e-consumers who request their own copy at MonsterBook.com. The online directory at http://www.monsterbook.com averages approximately 4,500 unique visitors per month.

The MonsterBook suite of products and services provide a complete advertising solution for businesses of all types to reach a broad consumer base on the Internet, while providing a more comprehensive solution than traditional Internet search engines for consumers. The business today comprises (i) MonsterBook, a printed e-business directory which is a yellow-pages style business directory for e-commerce distributed to Internet consumers who request the directory at the MonsterBook website and (ii) MonsterBook.com a find-engine for e-commerce website targeted to provide consumers with easy and complete access to e-commerce related products and services on the Internet. The website combines content from the MonsterBook with Internet and yellow page search results.

The MonsterBook online service at www.monsterbook.com is the online companion to the MonsterBook directory. The Online service offers the same expansive listings found in the MonsterBook, with the added benefits of special promotions and shopping tools. The MonsterBook.com online shopping tour allows e-consumers to quickly and easily move from merchant to merchant within a selected category.

Currently there are four other products available to MonsterBook's subscribers and advertisers: (i) periodic subscriber emails, (ii) banner advertising, (iii) inserts with the printed directory and (iv) direct mail promotions. A periodic email is sent to allow subscribers to participate in promotions offered by MonsterBook advertisers.

MonsterBook promotes its services to businesses and consumers. Sales and marketing efforts are currently focused on generating advertising revenue. MonsterBook utilizes both internal and outsourced services to generate business customers. Within the media sales industry there are a number of corporations with established connections who can be contracted to promote MonsterBook's online and offline products. MonsterBook is currently in the process of selecting list management corporations to provide this service. In addition to outsourcing sales, four other methods are currently being used by MonsterBook to generate advertising revenue (i) The Yellow Pages Publishers Association (YPPA),
(ii) viral marketing, (iii) promotional swaps and (iv) partnerships. MonsterBook is a member of YPPA, and uses their nationwide sales network to spur participation in the prototyping campaign. Viral marketing has attracted over 1,500 businesses to MonsterBook. Promotional swaps allow MonsterBook to trade print, banner or email for similar promotion to the business networks of other companies.

Direct Marketing Business

The Company's direct marketing business is comprised of its affiliate DBS Direct which is jointly owned by the Company and TME.

DBS Direct is headquartered in Seattle where it commenced operations in July 1998. DBS Direct has the right, on a preferred basis, to provide localized turn-key sales and installation services for DirecTV, a leading provider of digital, "direct-to-the-home" multi-channel video programming services in the United States. The DBS Direct contracts with DirecTV and its programming partner allowed it to become the first nationwide telemarketing, door-to-door sales and full-service installer of DirecTV's Digital Broadcast Satellite in the United States. DBS Direct has three contracts with DirecTV, one covering Single Family Units ("SFU's"), one covering Multi-Dwelling Units ("MDU's") and the third covering commercial establishments such as hotels and restaurants.

Through July 2000 DBS Direct operated as a direct to consumer seller of DirecTV through a network of regional sales offices. DBS Direct had five sales offices, two in Seattle, two in Chicago and one in Los Angeles. In addition, DBS Direct had appointed a franchisee in Phoenix, Arizona. DBS Direct paid a commission to its franchisee for each DirecTV system sold.

In July 2000 management conducted a strategic review of the DBS Direct business and concluded that its operating focus should be to market DirecTV through affinity groups rather than direct to consumers via regional sales offices. This change in marketing strategy was developed to reduce the operating costs of the business and the total cost per sale of a DirecTV system. In August 2000 DBS Direct closed its regional sales offices and concluded a number of affinity marketing contracts. As of the date hereof, DBS Direct is marketing the DirecTV product through a number of affinity channels including Movers Guide, AFL-CIO and AARP. DBS Direct markets to the members of such affinity groups through in-bound and outbound telemarketing, mailings, publications and credit card statement inserts. DBS Direct offers customers a full professional installation service, which it has outsourced from an unaffiliated third party. As a result of the change in marketing strategy DBS Direct has achieved significant sales growth in the first quarter of fiscal 2001 at reduced cost.

Although the Company has significant influence over the operating and financial decisions of DBS Direct, TME has effective control over the operations of DBS Direct. Accordingly, the operations of DBS Direct are accounted for under the equity method in the financial statements of the Company.

Acquisitions

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

The final payments to Nationwide and Bostridge and Swinbourn were funded from the proceeds of a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million executed on November 16, 1998 between the Company and FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by TME. FAI General Insurance received a three-year warrant to purchase 1 million shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the

Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TME. Such warrants were exchanged by TME for a new warrant on the same terms as those of the Company. Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Promissory Note holder and the Company executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by TME. The new note was repaid in full on March 30, 2000.

DBS Direct

On June 15, 1999 the Company and TME each purchased 50% of DBS Direct.

The transaction (the "Acquisition") was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999 (the "Acquisition Agreement") among the Company, DBS Direct, the Sellers and TME. Prior to its amendment, the purchase agreement provided that the aggregate purchase price to be paid by the Company would be the number of shares of Common Stock that would constitute 16% of the issued and outstanding shares of Common Stock after giving effect to a proposed offering of common stock by both the Company and TME, and the aggregate purchase price to be paid by TME would be the number of shares of TME common stock that would constitute 16% of the issued and outstanding shares of TME common stock after giving effect to the proposed offering. Additionally, the Company and TME each agreed to contribute $1,500,000 to the capital of DBS Direct at closing. To give the Company and TME time to complete the offering of common stock, the equity purchase agreement was amended such that the Company and TME each contributed $500,000 to the capital of DBS Direct at closing and each agreed to contribute an additional $1,000,000 to the capital of DBS Direct within 30 days of closing to fund the expansion of the network of sales offices of DBS Direct nationally. The capital contributions of the Company and TME at closing were used to repay existing indebtedness of DBS Direct. The Company and TME failed to make the necessary additional capital contributions to DBS Direct within the 30-day period. However, the Company and TME did make periodic cash contributions to the capital of DBS Direct through December 1999 such that on December 29, 1999 they had each contributed the agreed additional $1,000,000. The Company issued 4,589,732 shares of Common Stock in exchange for its 50% interest in DBS Direct and TME issued 4,831,057 shares of its common stock in exchange for the remaining 50% interest in DBS Direct.

The purchase agreement also provides that in the event the proposed merger of the Company and TME is consummated and the 9,420,789 shares of the Company's Common Stock issued to the sellers (assuming the conversion of TME common stock into Company Common Stock on a ratio of 1 for 1) is less than 16% of the issued and outstanding shares of Transmedia Asia Pacific common stock as of the effective date of the merger (excluding the sellers' 9,420,789 shares), then the Company must issue the sellers additional shares of Common Stock such that the aggregate number of shares of Company Common Stock issued to the sellers equals 16% of the issued and outstanding shares of Company Common Stock as of the effective date of the merger (excluding the sellers' 9,420,789 shares). Based on the number of shares of Company Common Stock and TME common stock issued and outstanding as of January 11, 2001, assuming such date to be the effective date of the merger, the sellers will have been issued approximately 13.4% of the issued and outstanding shares of Company Common Stock as of the effective date of the merger (excluding the sellers' 9,420,789 shares), and the Company would have to issue 3,974,301 additional shares of Common Stock to the sellers. The Company is currently in negotiation with the Sellers' and the Sellers' have agreed in principle that, in the event that the proposed merger is consummated, the Company's obligation to issue additional shares of Common Stock to the Sellers', will be restricted to a maximum of one million shares of Common Stock. However, there can be no assurance given that final agreement will be reached with the Sellers', prior to consummation of the proposed merger.

Pursuant to the terms of the Acquisition Agreement, William D. Marks entered into an employment agreement with DBS Direct and joined the board of directors of the Company and TME. Mr. Marks resigned as a director of TME on October 25, 1999. The employment agreement was for a period of three years and provided for an annual salary of $175,000. Mr. Marks served as President of DBS Direct under the terms of the employment agreement until his resignation in June 2000, at which time the employment agreement was terminated.

MonsterBook.com

On April 13, 2000 (the "Effective Date") the Company, Asia Merger Sub II, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), and MonsterBook consummated a merger (the "Merger") of Merger Sub with and into MonsterBook pursuant to which MonsterBook became a wholly owned subsidiary of the Company. The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 8, 2000, by and among the Company, Merger Sub, MonsterBook and William H. McKee and Frank T. Vega. The merger was accounted for as a purchase.

Pursuant to the terms of the Merger Agreement, as of the Effective Date, each of the outstanding shares of common stock of MonsterBook, par value $0.0001 per share, was converted into the right to receive either (a) $0.27105114 in cash, without interest (the "Cash Consideration") or (b) 0.0735054 of a share of Common Stock of the Company, par value $0.00001 per share (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). The Merger Consideration was negotiated by the parties at the time they entered into the Merger Agreement. The Stock Consideration issued by the Company was approximately 2,962,773 shares of Common Stock, and the Cash Consideration paid by the Company was approximately $138,000. Based on the average price of the Company's common stock on the two days pre and post April 13, 2000 of $4.17 per share, the Stock Consideration had a value of approximately $12,355,000, and the Merger Consideration had a value of approximately $12,493,000. Additionally, the Company incurred legal fees totaling approximately $17,000 to complete the acquisition. The funds used by the Company to pay the Cash Consideration were supplied by the Company's working capital. In addition, the Company converted existing MonsterBook options into options to acquire approximately 362,749 shares of the Company's Common Stock.

Business Disposition

On December 8, 2000 the Company sold its travel services business, located in Australia, to an unaffiliated third party. The travel services business was owned and operated by Taste Card Pty Limited (formerly known as Transmedia Australia Travel Holdings Pty Limited) a subsidiary of the Company jointly owned by the Company and TME. The travel services business historically consisted of Breakaway and Teletravel. In April 2000 the business of Teletravel was re-branded as Co-travel, transferred to Breakaway and became a subsidiary of Breakaway. On December 8, 2000 Taste Card Pty Limited sold Breakaway.

The transaction was consummated pursuant to the terms of a Share Sale Agreement dated as of December 8, 2000, by and among the Company, Taste Card Pty Limited, Online Travel Corporation Pty Ltd ("Online Travel"), Concorde International Travel Limited ("Concorde"), Online Travel Corporation plc, Transmedia Australia Pty Ltd, Breakaway and Transmedia Europe, Inc. Pursuant to the terms of the Share Sale Agreement on December 8, 2000 Taste Card Pty Limited sold 90,000 ordinary shares of Breakaway, being the entire issued and outstanding capital stock of Breakaway to Online Travel and Concorde. The consideration paid by Online Travel and Concorde comprised (i) Aus$100,000 in cash (approximately US$60,000) subject to increase or decrease by an amount equal to the shareholders' funds of Breakaway as of December 8, 2000 and (ii) 200,000 ordinary shares of the capital stock of Online Travel Corporation plc, a company listed on the AIM Market on the London Stock

Exchange (the "Share Consideration"). Based on the market price of the Online Travel Corporation plc ordinary shares on December 8, 2000 of approximately US$0.64 per share, the Share Consideration had a value of approximately US$128,000. The shareholders' funds of Breakaway as of December 8, 2000 totaled Aus$34,000 (approximately US$20,000) and therefore the consideration had a total value of approximately US$208,000.

Other significant provisions of the Share Sale Agreement included (i) agreement by the sellers not to dispose of the Share Consideration in the open market during the six month period commencing December 8, 2000, (ii) the sellers having the right, three months after December 8, 2000, to sell the Share Consideration in a single tranche with the prior written approval of Online Travel Corporation plc using a stockbroker nominated by Online Travel Corporation plc and (iii) Transmedia Australia Pty Ltd granting Breakaway a license to occupy office space at the Company's Sydney office until March 31, 2001 for an occupation fee of Aus$10,000 per month (approximately US$).

Competition

The "membership based" benefits and loyalty marketing business is highly competitive. The Company competes with a number of other operators, both internationally and in the individual countries in which it operates. The Company's competitors range from small private companies to major corporations who collectively offer a full range of "membership based" benefit programs. Such benefit programs include discount shopping, hotel accommodation, travel, dining, and leisure activities. Additionally, the Company competes with other telephone helpline service operators and loyalty reward programs.

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

The Company's affiliate, Countdown, competes directly with a full range of discount shopping programs offered by a number of other operators. The Company believes that the Countdown program, with over 75,000 participating merchants in 28 countries, is broader based than the programs offered by its competitors. Management believes that the size of its merchant base, the international spread of such merchants and its varied communication channels such as in-store shopping, special offers, telephone shopping services and the internet, give Countdown an advantage over its competitors. The merchant base and program pricing are the principal methods used by Countdown to retain existing business and secure new business opportunities over its competitors.

The e-commerce and Internet services business is also highly competitive. While the Company's e-commerce business competes with other online discount shopping and services businesses, management believes that the combination of its proprietary software, its international network of merchants and the range of product and service providers uniquely position the Company in this sector.

MonsterBook competes with other online and offline directory businesses. Offline competitors comprise companies that provide directories of e-businesses offering products and services online. Such companies range from those who charge e-businesses a listing fee and give the directory to consumers free to those who charge both e-businesses and consumers to various publications such as "The Best Online Shopping". The differentiating factors between these competitors are the number and range of e-businesses listed, ease of use and pricing models, e.g. the listing fees charged to e-businesses and the cost to the end user of the directory. Online, MonsterBook competes with a host of search engine and e-business and shopping directory web sites. The differentiating factors between these competitors tend to be ease of use and web site functionality. Additionally, the range and number of e-businesses listed is a significant differentiating factor.

DBS Direct competes with retail distributors of DirecTV in the United States. However, its position as an affinity marketer of the DirecTV product differentiates it significantly from its competitors. DBS Direct prices the DirecTV product very competitively and benefits from the customer's loyalty to the relevant affinity group.

The Company is not aware of any dominant operators in its business sector and geographical markets. However, many of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company.

Intellectual Property

COUNTDOWN is a registered trademark of the Company's affiliate, Countdown Holdings Limited. Countdown has been established for over 28 years and management believes that the business of Countdown is, to some extent, dependent on the consumer goodwill and the recognition attaching to the Countdown name. The trademark is registered and protected in all countries of operation. Countdown-Arcade operates using proprietary software developed in-house and wholly owned by the Company and TME. Additionally, MonsterBook is using proprietary software developed in-house.

Employees

As of September 30, 2000 the Company employed 51 full-time and 8 part-time employees. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

The Company currently leases office space totaling approximately 11,000 square feet at 19-31 Pitt Street, Sydney, Australia. The lease expires on August 31, 2004. The rental obligation is approximately Aus $345,000 ($205,000) per annum. In the fourth quarter of 1998 the Company relocated all its Sydney based businesses to the Pitt Street office.

Through December 1999 the Company and TME shared offices totaling approximately 2,500 square feet located at 11 St James's Square, London, England. In December 1999 the Company and TME reduced space usage to approximately 1,100 square feet by sub-letting the ground floor. In June 2000 a lease of the fourth floor at 11 St James's Square, London was executed providing the Company and TME with an additional 1,200 square feet (approximately) of office space. The leases are held by TME. The leases expire in February 2004. During the fiscal year ended September 30, 2000 the Company reimbursed TME the sum of $74,003 (1999: $70,991) in respect of its share of the rent and service charge cost.

In April 2000 the Company decided to locate its corporate offices in San Francisco and executed a lease pursuant to which it leases office space totaling approximately 20,000 square feet at 50 California Street, San Francisco, California. The lease commenced in October 2000 and expires in October 2010 although the Company has the right to renew the lease for an additional five-year term. The annual rent payable is approximately $1,546,272, subject to adjustment as provided in the lease. The Company advanced a security deposit in the sum of $1.4 million to the landlord in April 2000. The Company subsequently decided not to re-locate to San Francisco and commenced negotiations with the landlord of 50 California Street, San Francisco to cancel the lease. As of the date hereof, agreement has been reached in principal with the landlord to terminate the lease. The landlord and the Company have agreed a liquidated damage amount of $630,000 for the termination of the lease, which will be deducted from the security deposit on termination. Additionally, the landlord has agreed that no rent will be payable for the months of December 2000 and January 2001.

MonsterBook.com currently leases office space totaling approximately 6,000 square feet at 555 Beach Street, San Francisco, California. The annual rent payable is approximately $72,000. The lease expires in April, 2002.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business.

On September 29, 1999 NAMA of Texas filed a civil action against the Company, TME and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TME through Countdown USA in November 1998. NAMA of Texas claimed breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Texas. NAMA of Texas claimed damages for loss of business and income in the sum of $5 million, punitive damages in the sum of $3 million, interest, attorney fees and all costs including court costs. The Company, TME and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to federal court. The federal court ordered an initial pre-trial conference for May 18, 2000. At the pre-trial conference the judge dismissed the case against the Company and TME with the condition that, should Countdown USA ultimately lose the case and not be capable of paying any judgment against it, the Company and TME could be joined again. In November 2000, at the direction of the judge, Countdown USA and NAMA of Texas entered into negotiations to resolve the dispute and agreement was reached which provided for a dismissal of all complaints with each party bearing their own legal costs. An Order To Dismiss With Prejudice was issued by the court on December 13, 2000.

The Company and TME are engaged in a dispute with Edward J. Guinan, III, former Chief Executive Officer of the Company and TME, with respect to amounts which TME claims Mr. Guinan owes to TME totaling approximately $347,000 and with respect to amounts which Mr. Guinan claims are owed to him by the Company of approximately $237,000 and by TME of approximately $237,000. The amounts claimed by Mr. Guinan represent salary from August 1, 1999 through February 28, 2001 calculated at an annual rate of approximately $150,000 from each of the Company and TME. Mr. Guinan's employment contracts with the Company and TME, dated March 2, 1998, reduced his annual salary to approximately $75,000 per annum in each company and granted him options to purchase 2.5 million shares of each the Company's and TME's common stock at an exercise price of $1.00, subject to shareholder approval. Based on other employment, the Company considers Mr. Guinan's employment agreement to have terminated on September 30, 1999. Mr. Guinan's attorneys have challenged this position and have also asserted a claim for $250,000 being the amount of a loan he claims to have advanced to the Company's affiliate, DBS Direct, in April 1999. Additionally, Mr. Guinan's attorneys are claiming replacement of, or cash compensation for, 200,000 shares of the common stock of each of the Company and TME pledged and lost by him in an aborted joint acquisition by the Company and TME and 2,000,000 shares of the Company's Common Stock pledged by him to secure a short-term loan advanced by an unrelated third party to TME in 1998. Mr. Guinan's employment contracts referred to above included the grant of the options described above in consideration for his agreeing to a reduction in salary and to compensate Mr. Guinan for pledges of shares of the common stock of each of the Company and TME owned by him and to induce him to make further pledges in the future of his shares for the benefit of the Company and TME. No legal action has been commenced by the Company or Mr. Guinan. At this time, the Company cannot determine when and if this dispute can be resolved or what net amount, if any, will be received from Mr. Guinan or paid to Mr. Guinan by the Company and TME.

The Company and TME are engaged in a dispute with Carl Freyer, a former director and consultant to the Company and TME. Mr. Freyer claims that an agreement was reached in December 1999 pursuant to which his affiliate, Caribbean Basin Capital Consultants, Inc. ("CBCC"), was granted warrants in each of the Company and TME to purchase shares of their respective common stock at an exercise price of $0.875 per share plus cash payments of

$200,000, in aggregate in lieu of prior compensation arrangements. The Company and TME assert that there is no such valid agreement and that the only rights of Mr. Freyer, or his affiliate, relate to the Company's and TME's obligation to each submit for shareholder approval, warrants previously granted by each covering 300,000 shares of their respective common stock, exercisable at $1.00 per share. On August 30, 2000, CBCC filed a complaint against the Company and TME in the United States District Court - District of Connecticut alleging, inter alia, breach of contract and claiming compensatory damages in an amount to be determined at trial (but in excess of $5,000,000), restitution, punitive damages, costs of the action and such other and further relief as the Court deems just and proper. The Company and TME filed their answer on October 20, 2000 denying all the material allegations in the complaint and demanding judgment against CBCC dismissing the complaint in its entirety, with prejudice, awarding the Company's and TME's costs of the action and such other and further relief as the Court deems just and proper. The proceeding is currently at discovery stage. The Company has no basis at this time for determining the likely outcome of the proceeding.

In January 2000, Monster Cable Products, Inc. filed a complaint in the United States District Court, Northern District of California, San Jose Division against the Company's wholly owned subsidiary, MonsterBook, alleging, inter alia, that MonsterBook (a) infringes plaintiff's trademark rights in and to the mark MONSTER and the Monster family of marks, (b) dilutes plaintiff's trademark rights under the Lanham Act and (c) is engaging in unfair competition under both federal and California law by use in commerce of said marks. The suit seeks injunctive and monetary relief in excess of $300,000. In February 2000, MonsterBook filed its answer, denying all of the material allegations in the complaint and asserting that there can be no likelihood of confusion because, among other reasons, plaintiff's purported marks are weak and the differences in the products and services of the parties make confusion highly unlikely. In February 2000, the parties served their initial discovery disclosures pursuant to federal and local court rules and have selected mediation of the dispute. As of the date hereof the parties are in negotiation to settle the dispute.

Except as disclosed above, the Company is not aware of any material pending legal proceedings or claims against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "MBTA". The following table sets forth the high and low bid prices as reported on Nasdaq for the periods indicated below. These quotations have been obtained from Nasdaq Quotations through September 30, 2000.

      Quarter ended                            High             Low

      December 31, 1998                        2.500           1.000
      March 31, 1999                           1.969           0.625
      June 30, 1999                            1.875           0.281
      September 30, 1999                       1.938           0.875

      December 31, 1999                        4.563           0.750
      March 31, 2000                           6.875           2.688
      June 30, 2000                            6.000           2.094
      September 30, 2000                       3.156           1.313

      December 31, 2000                        1.437           0.250

(b) Holders. As of January 11, 2001 there were approximately 226 holders of record of Common Stock. The Company is aware that a significant number of beneficial owners of Common Stock hold their shares in "street name". The number of round lot holders of the Common Stock as of January 4, 2001 was reported by ADP Proxy Services to be 1,014.

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

On April 29, 1998 the Company engaged in a private placement of securities. The placement was made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of three 250,000 pounds sterling (approximately $425,000) face amount 8% promissory notes payable on November 1, 1998 and one 200,000 pounds sterling

(approximately $340,000) face amount 8% promissory note payable on the same date. The holders of the 250,000 pounds sterling promissory notes each received a three and a half year warrant to purchase 41,660 shares of the Common Stock at an exercise price of $2.00 per share and the holder of the 200,000 pounds sterling promissory note received a warrant to purchase 33,328 shares on the same terms. The Company failed to pay the promissory notes on the due date and accordingly, pursuant to the terms of the promissory notes, the holders each received additional warrants for the same number of shares and exercisable on the same terms as the original warrants. The warrants are exercisable at any time after issuance through November 1, 2001. The Company has now repaid all the promissory notes in full, together with accrued interest. In consideration for extending the time available to the Company to repay the balance of the promissory notes, two of the note holders received additional warrants to purchase in aggregate 74,988 shares of Common Stock at an exercise price of $1.00 per share. Such warrants are exercisable at anytime through November 1, 2001. In addition, the Company agreed to adjust the exercise price of all warrants issued to the four note holders to $1.00 per share.

On October 16, 1998 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on November 30, 1998 upon the sale of 842,666 shares of Common Stock at $0.75 per share resulting in net proceeds to the Company of $632,000.

On November 17, 1998 the Company and TME executed a One Year Secured Promissory Note ("Promissory Note") in the principal sum of $3.4 million with FAI General Insurance, a shareholder of the Company. Interest on the Promissory Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Promissory Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Promissory Note holder received a three-year warrant to purchase 1 million shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to exchange warrants to purchase 633,366 shares of Common Stock at exercise prices of $1.00 to $1.40, already held by the Promissory Note holder, for a warrant to purchase 633,366 shares of Common Stock at an exercise price of $1.00. The warrant is exercisable at any time from November 16, 1998 through November 15, 2001. The Promissory Note holder also held warrants on similar terms to purchase 633,366 shares of the common stock of TME. Such warrants were exchanged by TME for a new warrant on the same terms as those of the Company. Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Promissory Note holder and the Company executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000, together with accrued interest at the rate of 10% per annum. The new note was secured by a charge over Transmedia Australia and was guaranteed by TME. The new note was repaid in full on March 30, 2000.

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

During the year ended September 30, 2000 the Company issued 55,370 shares of Common Stock upon exercise of warrants resulting in net proceeds to the Company of $97,036.

On March 27, 2000 the Company sold, in a private placement (the "Placement") pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, 10,000 shares of a newly designated Series A Convertible Preferred Stock, par value $.01 ("Preferred Shares") resulting in net proceeds to the Company of approximately $9,350,000. In connection with the Placement the Company paid due diligence costs of $50,000 in cash and granted to the purchasers of the Preferred Shares five year warrants to purchase in aggregate 385,542 shares of Common Stock at an exercise price of $6.225 per share. Additionally, the Company paid a cash fee of $600,000 for services in connection with the Placement and granted them five year warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $6.225 per share. The value of the warrants issued to the purchasers of the Preferred Shares totaled $1,025,542 using the Black-Scholes model and the Company recorded such amount as preferred stock dividends in the year ended September 30, 2000, with a related credit to additional paid-in capital. The cash fee paid for services in connection with the Placement was applied to additional paid-in capital. As described below, the Preferred Shares were exchanged for convertible notes and warrants on December 13, 2000 and therefore no longer exist. Accordingly, no description of the Preferred Shares is contained herein.

On December 13, 2000 the Company issued $10,390,000 of two year convertible notes (the "Notes") and 2,289,155 five year warrants (the "Exchange Warrants") in exchange for the retirement of $10,000,000 in aggregate face value of the Company's outstanding Series A convertible preferred stock ("Series A Preferred"), accrued but unpaid Series A Preferred dividends and registration obligations of $390,000 and 2,289,155 five year warrants issuable to the holders of the Series A Preferred based on prior registration obligations of the Company. The Notes bear interest at 12% per annum payable quarterly in arrears. Payment of interest on the first installment of the Notes is due on March 31, 2001 but may be deferred until June 13, 2001 in exchange for an interest rate on the first installment of 15% per annum. The Notes are convertible into a maximum of 6,800,000 shares of Common Stock. The conversion price is equal to 95% of the average of the lowest five closing bid prices for the previous twenty trading days determined from the date of the notice of conversion. Any principal payments resulting from a conversion will be applied equally over all installments due. Installments of principal are due in seven equal quarterly installments with the first installment to be paid on June 13, 2001. The Exchange Warrants are non-callable. The company is required to register the 6,800,000 shares subject to conversion as well as the 2,289,155 shares underlying the Exchange Warrants.

The parties made other agreements in connection with the exchange as follows:

(i) The Series A Preferred holders agreed not to assert any default rights on the prior failure by the Company to register the shares underlying the Series A Preferred;

(ii) Each of the holders of the Notes agreed that they may not own at any time more than 3% of the Company's outstanding shares;

(iii) The Company secured its obligations under the Notes with the pledge of the stock of MonsterBook and DBS Direct, the guarantees of Transmedia Europe, Inc. MonsterBook and DBS Direct and a lien on the assets of MonsterBook and a subordinate lien on the assets of DBS Direct;

(iv) The Noteholders agreed that they would not sell any securities of the company short so long as the Notes were outstanding; and

(v) The Company agreed to register the shares underlying the Notes and Exchange Warrants and to pay a monthly fee of $90,000 per month for each one month period staring after March 13, 2001, if the registration is not effective by such date.

The issuance of the Notes and the Exchange Warrants was except from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The Company did not receive any additional funds as a result of the exchange.

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. See Item 8, "Financial Statements and Supplemental Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". On December 2, 1997 the Company and TME, through Transmedia Australia, acquired a 51% interest in NHS. On November 17, 1999 Transmedia Australia acquired the balance of the issued and outstanding equity capital of NHS. On May 22, 1998 Transmedia Holdings acquired Breakaway. On April 13, 2000 the Company acquired MonsterBook.com. The results of NHS, Breakaway and MonsterBook.com have been consolidated by the Company from the date of acquisition using the purchase method of accounting.

Income Statement Data

$'000                                    Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
(except net loss per share which      September 30,   September 30,   September 30,   September 30,   September 30,
is stated in $)                                2000            1999            1998            1997            1996
Revenues                                   $  1,626         $ 3,560         $ 3,905         $   871         $   792

Cost of revenues                               (335)           (421)           (312)              0               0
                                           --------         -------         -------         -------         -------
Gross profit                                  1,291           3,139           3,593             871             792

Selling, general & admin. expenses           (6,653)         (5,299)         (6,639)         (3,212)         (2,448)

NHS goodwill impairment writedown            (4,316)              0               0               0               0

Impairment to Transmedia License               (630)           (260)              0            (276)              0

Depreciation and amortization                (3,046)           (941)           (442)           (161)           (371)
                                           --------         -------         -------         -------         -------
Loss from operations                        (13,354)         (3,361)         (3,488)         (2,778)         (2,027)

Share of losses and amortization of
goodwill of affiliated companies             (3,663)           (890)           (949)           (203)              0

Interest, net                                  (467)         (1,486)           (258)            (49)             19

Income (tax) benefit                            (55)             30            (188)              0               0

Minority interest                               164            (119)            143               0               0
                                           --------         -------         -------         -------         -------
Net Loss                                    (17,375)         (5,826)         (4,740)         (3,030)         (2,006)

Dividends                                    (1,933)              0               0               0               0
                                           --------         -------         -------         -------         -------
Net loss attributable to common
stockholders                               $(19,308)        $(5,826)        $(4,740)        $(3,030)        $(2,006)
                                           ========         =======         =======         =======         =======

Net loss per share                         $  (0.55)        $ (0.25)        $ (0.27)        $ (0.22)        $ (0.16)

Balance Sheet Data

                                    --------------------------------As of Sept. 30---------------------------

$'000                                   2000             1999             1998            1997           1996
Current Assets                      $  4,433         $  1,852         $  2,765         $   649         $2,065

Total Assets                          23,749           17,677           10,959           4,798          3,955

Working Capital (Deficiency)             (28)          (5,806)          (5,068)         (1,399)         1,289

Preferred stock                       10,000                0                0               0              0

Stockholders Equity                    8,508            9,958            2,496           2,750          3,179

Selected Quarterly Financial Data

$'000                               Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
(except net loss per share            Ended       Ended       Ended       Ended       Ended       Ended       Ended       Ended
which is stated in $)               9/30/00     6/30/00     3/31/00    12/31/99     9/30/99     6/30/99     3/31/99    12/31/98
Revenues                            $   288     $   383     $   440     $   515     $   888     $   869     $   793     $ 1,010

Cost of revenues                        (99)       (100)        (62)        (74)       (143)        (98)        (86)        (94)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Gross profit                            189         283         378         441         745         771         707         916

Selling, general & admin
expenses                             (2,545)     (1,780)     (1,334)       (994)     (1,460)     (1,330)     (1,008)     (1,501)

NHS goodwill impairment
writedown                                 0      (4,316)          0           0           0           0           0           0

Impairment to Transmedia License          0        (630)          0           0        (260)          0           0           0

Depreciation and amortization        (1,746)       (681)       (310)       (309)       (569)        (84)       (151)       (137)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Loss from operations                 (4,102)     (7,124)     (1,266)       (862)     (1,544)       (643)       (452)       (137)

Share of losses and
amortization of goodwill of
affiliated companies                 (1,495)       (800)       (784)       (584)       (582)        (50)        (54)       (204)

Interest, net                           (34)        (44)       (132)       (257)     (1,225)        (46)       (112)       (103)
Income (tax) benefit                    (52)         (2)         (1)          0         (77)         35          59          13
Minority interest                       164           0           0           0        (119)          4         (34)         30
                                    -------     -------     -------     -------     -------     -------     -------     -------
Net Loss                             (5,519)     (7,970)     (2,183)     (1,703)     (3,547)       (700)       (593)       (986)

Dividends                              (777)       (130)     (1,026)          0           0           0           0           0
                                    -------     -------     -------     -------     -------     -------     -------     -------
Net loss attributable to common
stockholders                         (6,296)     (8,100)     (3,209)     (1,703)     (3,547)       (700)       (593)       (986)
                                    =======     =======     =======     =======     =======     =======     =======     =======

Net loss per share                    (0.17)      (0.24)      (0.09)      (0.05)      (0.15)      (0.03)      (0.03)      (0.06)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto. All amounts are stated in US$ thousand unless otherwise indicated.

General

Historically, the business of the Company was the operation of a restaurant charge card business offering dining discounts to cardholders. In 1996 the Company and TME decided to work closely to implement a strategy to create a broader based international member benefits/loyalty marketing business with the ability to design and supply of a range of member benefit programs to corporations, affinity groups and individuals. As a result the Company currently has established business operations in Australia and the United States and through its affiliates, Countdown, Countdown USA, DBS Direct and Logan Leisure, has an interest in business operations in Europe and elsewhere. This expansion was necessary to enable the Company to offer a full range of member benefits/loyalty marketing programs on an international scale and to compete effectively in its markets. However, such expansion was carried out against a background of limited cash resources. The Company has invested heavily to acquire businesses such as NHS and its affiliates, Countdown, DBS Direct and Logan Leisure. While such investment was necessary, it did significantly limit working capital available to the Company's operations. Limited working capital has significantly impacted the Company's revenues by, for example, restricting the Company's ability to recruit and retain key sales and marketing personnel and in its restaurant card business, add new restaurants to the program.

In 2000 management strategically reviewed each of its operating businesses and, with TME, each of its affiliated businesses. As a result of such reviews management decided to discontinue its restaurant charge card business in June 2000 and sold its travel services business in December 2000. In deciding not to continue its restaurant charge card business in Australia, management considered a number of factors including declining revenues in recent years and significant operating losses since commencement of operations in 1994. Additionally, management believed that its declining restaurant cardholder base in Australia could not be rebuilt without significant investment of management time and marketing expense. As regards the Company's travel services business, management concluded that the travel products and services included in its loyalty programs could be more efficiently sourced by negotiating alliances with third party travel product and service providers. Additionally, outsourcing travel products would enable the Company to re-deploy the working capital used by its travel businesses, Breakaway and Teletravel.

The business of the Company today comprises three segments:

1. The design and supply of a range of loyalty marketing and member benefit programs to corporations and affinity groups through NHS and its affiliates Countdown, Countdown USA and Logan Leisure. Additionally, the Company provides member benefit packages to individuals on an international scale through such affiliates.

2. E-commerce and Internet services through the Internet services division of its affiliate, Countdown and its wholly owned subsidiary, MonsterBook. The Company commenced operations in this segment in fiscal 1999 although the operation was insignificant in that year.

3.    Direct marketing through its affiliate DBS Direct.

Management believes that each of its business segments are now structured and are expected to achieve profitability, before taking corporate overhead into account, in the second half of fiscal 2001. It is also projected that these businesses will not contribute sufficient profit to cover corporate overhead until, at the earliest, fiscal 2002.

The future success of the Company is primarily dependent upon its ability to fund its current business operations in each of its business segments to achieve revenue growth. In its member benefit/loyalty marketing, the Company has been and will continue to focus its sales effort as a loyalty and affinity marketing service to corporate clients. Management aims to build the Company's membership base by securing contracts to provide new corporate clients with benefit based loyalty programs for their customers, members and employees.

Management believes there is significant opportunity for the Company in its e-commerce and Internet services business. Such opportunity includes revenue generation, not only through Monster Book and the Countdown-Arcade shopping web site, but also by licensing software technology to its merchant base, corporate clients and to Countdown licensees. Such services include web site design, web site hosting and licensing of software technology. The Company will continue to develop and evaluate its e-commerce and Internet activities primarily through developing business relationships with its corporate clients and others.

In July 2000 management conducted a strategic review of the Company's direct marketing business, DBS Direct, and repositioned its operating focus to market DirecTV through affinity groups rather than direct to consumers via regional sales offices. This change in marketing strategy was developed to reduce the operating costs of the business and improve margins. In August 2000 DBS Direct closed its regional sales offices and concluded a number of affinity marketing contracts. DBS Direct is now marketing the DirecTV product through a number of affinity channels including Movers Guide, AFL-CIO and AARP. As a result of the change in marketing strategy, DBS Direct has achieved significant sales growth in the first quarter of fiscal 2001 at reduced cost.

In light of the close collaboration between the Company and TME since incorporation and, more particularly, in view of the joint ownership of Countdown, Countdown USA, DBS Direct, NHS, Logan Leisure and Breakaway Travel, management of the Company and TME have executed a merger agreement, subject to shareholder approval.

Results of Operations

Although the Company has significant influence over the operating and financial decisions of its affiliates, TME has effective control over their operations. Accordingly, the operations of the Company's affiliates are accounted for under the equity method in the financial statements of the Company. As a result, the Company does not report the revenues, gross profit or selling, general and administrative expenses of its affiliates in its Statement of Operations line items. The profit or loss attributable to the Company from such affiliates is reported as a single line item, "share of profits/losses and amortization of goodwill of affiliated companies" in the Consolidated Statement of Operations of the Company. The effect of this accounting treatment is that the Company's reported revenue by business segment has been as follows in the three years ending September 30, 2000:

                                            Year Ended            Year Ended            Year Ended
                                    September 30, 2000    September 30, 1999    September 30, 1998
                                    ------------------    ------------------    ------------------

                                    Revenue       % of    Revenue       % of    Revenue       % of
                                      $'000      total      $'000      total      $'000      total
Business Segment:                              revenue               revenue               revenue
Member benefit/loyalty marketing      1,086       66.8      2,164       60.8      3,099       79.4
E-commerce and Internet services         63        3.9          0        0.0          0        0.0
Direct marketing                          0        0.0          0        0.0          0        0.0
Travel services                         477       29.3      1,396       39.2        806       20.6
                                      -----      -----      -----      -----      -----      -----
Total Reported Revenue                1,626      100.0      3,560      100.0      3,905      100.0
                                      =====      =====      =====      =====      =====      =====

The revenues of the Company's (i) member benefit/loyalty marketing affiliates (Countdown, Countdown USA and Logan Leisure) (ii) Internet services affiliate (Countdown Internet Services) and (iii) direct marketing affiliate (DBS Direct) were as follows in the three years ending September 30, 2000 but are reported in the Consolidated Statement of Operations of TME:

                                              Year Ended            Year Ended            Year Ended
                                      September 30, 2000    September 30, 1999    September 30, 1998
                                     -------------------    ------------------    ------------------

                                     Revenue        % of    Revenue       % of    Revenue       % of
                                       $'000       total      $'000      total      $'000      total
Business Segment:                                revenue               revenue               revenue
Member benefit/loyalty marketing       6,481        66.1      6,516       90.3      7,251      100.0
Direct marketing                       3,320        33.9        703        9.7          0        0.0
Travel Services                           --          --         --         --         --         --
                                      ------      ------     ------     ------     ------     ------
Total Reported Revenue                 9,801       100.0      7,219      100.0      7,251      100.0
                                      ======      ======     ======     ======     ======     ======

The Company's reported operating loss by business segment has been as follows in the three years ending September 30, 2000:

                                                 Year Ended              Year Ended             Year Ended
                                         September 30, 2000      September 30, 1999     September 30, 1998
                                     ----------------------   ---------------------   ---------------------
                                     Operating         % of   Operating        % of   Operating        % of
                                          Loss        total        Loss       total        Loss       total
                                         $'000    operating       $'000   operating       $'000   operating
Business Segment:                                      loss                    loss                    loss
Member benefit/loyalty marketing       (1,080)          8.1     (1,042)        31.0       (605)        17.3
E-commerce and Internet services       (2,185)         16.3          0          0.0          0          0.0
Direct marketing                            0           0.0          0          0.0          0          0.0
Travel services                           (39)          0.3       (206)         6.1        (24)         0.7
Corporate overhead                    (10,050)         75.3     (2,113)        62.9     (2,859)        82.0
                                      -------       -------    -------      -------    -------      -------
Total operating loss                  (13,354)        100.0     (3,361)       100.0     (3,488)       100.0
                                      =======       =======    =======      =======    =======      =======

The operating losses of affiliates attributable to the Company by business segment were as follows in the three years ending September 30, 2000:

                                                   Year Ended                   Year Ended                   Year Ended
                                           September 30, 2000           September 30, 1999           September 30, 1998
                                      -----------------------      -----------------------     ------------------------

                                      Operating          % of      Operating          % of     Operating           % of
                                           Loss         total           Loss         total          Loss          total
                                          $'000     operating          $'000     operating         $'000      operating
Business Segment:                                        loss                         loss                         loss
Member benefit/loyalty marketing          (160)           5.9          (123)          27.8          (712)         100.0
E-commerce and Internet services          (265)           9.8             0            0.0             0            0.0
Direct marketing                        (2,276)          84.3          (320)          72.2             0            0.0
Travel services                              0            0.0             0            0.0             0            0.0
                                        ------         ------        ------         ------        ------         ------
Total attributable affiliate
losses excluding goodwill
amortization                            (2,701)         100.0          (443)         100.0          (712)         100.0
                                        ======         ======        ======         ======        ======         ======

Fiscal 2000 compared to Fiscal 1999

The Company generated revenues of $1,626 (1999: $3,560) in the year ended September 30, 2000, a decrease of $1,934 or 54.3% over the corresponding period in fiscal 1999. The Company's member benefit/loyalty marketing businesses NHS and the restaurant card business recorded a decline in revenues of $841 and $237, respectively. Revenues at NHS were impacted by the loss of a number of client contracts which were not renewed when their term expired. The decline in revenues in the restaurant card business is in part due to the business only operating for the 9 months ended June 30, in fiscal 2000 as compared to a full 12 months in fiscal 1999. However, revenues in the restaurant card business had been declining for some time primarily due to the Company not being able to add new restaurants due to its inability to fund advances to such restaurants. Additionally, in recent years the Company has conducted a rationalization of the participating restaurant base to focus advances on more popular restaurants among cardholders. This rationalization resulted in reduced card usage by some cardholders. The travel services business recorded a decrease in revenues of $919 as compared to fiscal 1999. The decrease in revenue resulted from the Company's inability to fund marketing programs. In the absence of such marketing the active membership base at Breakaway declined from over 50,000 to approximately 12,000. The acquisition of MonsterBook in April 2000 contributed revenues of $63 (1999: $nil) for the Company's e-commerce and Internet services business.

Cost of sales totaled $335 (1999: $421) for the year ended September 30, 2000, generating a gross profit percentage of 79.4% (1999: 88.2%). The decrease in gross profit percentage reflected the impact of reduced gross profit percentage achieved by NHS of 69.8% as compared to 77.3% in fiscal 1999. The restaurant card, Internet services and travel services businesses generate a gross profit margin of 100%.

Selling, general and administrative expenses totaled $6,653 (1999: $5,299) for the year ended September 30, 2000, an increase of $1,354 or 25.6% as compared to fiscal 1999. The member benefit/loyalty marketing business recorded a decrease in selling, general and administrative expenses of $58 in fiscal 2000. NHS recorded an increase of $144 and the restaurant card business a decrease of $202. The increase in selling, general and administrative expenses at NHS was primarily due to increased sales and marketing staff costs while the restaurant card business recorded cost reductions due to the lower activity levels in fiscal 2000 as compared to fiscal 1999. The travel services business recorded a decrease of $1,239 in selling, general and administrative expenses in fiscal 2000 as compared to fiscal 1999. Such decrease is due to a reduction in staff costs of $647, marketing and promotion $213, communication expenses $166 and reduced costs generally across all expense categories due to significantly reduced revenue levels. The cost structure in the Company's travel services business was largely variable in line with revenue levels. The acquisition of MonsterBook in April 2000 resulted in selling, general and administrative expenses in the Company's Internet services business of $1,602 (1999: nil).

Corporate overhead totaled $2,807 in fiscal 2000, an increase of $1,049 or 50.2% as compared to fiscal 1999. In addition to a non-recurring expense of $630 to write down the carrying value of the Company's security deposit in respect of its office accommodation in San Francisco to fair value, the Company incurred year-on-year increases in consulting fees ($345), legal fees ($208), marketing and promotion ($128) and travel and subsistence expenses ($106). These expense increases primarily resulted from business segment strategic reviews, the acquisition of MonsterBook and the proposed merger of the Company and TME. The Company recorded a gain of $374 on termination of the TMNI license, being forgiveness of indebtedness.

During the quarter ended June 30, 2000 the Company evaluated the carrying value of the underlying goodwill in the Company's investment in NHS and concluded, in light of the declining revenues, loss of significant customers and increasing losses at NHS, that it was no longer appropriate to carry forward any goodwill in respect of NHS in the financial statements of the Company. Accordingly, the Company recorded an impairment loss of $4,316 in the quarter ended June 30, 2000.

Depreciation and amortization charges increased in fiscal 2000 as compared to fiscal 1999 by $2,105. The increase was primarily due to amortization of prepaid investment banker fees of $1,423 and amortization of the underlying goodwill in the Company's investment in MonsterBook of $1,228.

The Company's share of losses of its affiliates Countdown, Countdown USA, DBS Direct and Logan Leisure were $3,663 (1999: $890) for the year ended September 30, 2000, including amortization of underlying goodwill in the Company's investment in such affiliates of $962. (1999: $447). Countdown generated a profit of $80 before losses of $265 incurred by the Internet services division. (1999: $56 and ($nil)). Countdown USA, DBS Direct and Logan Leisure recorded losses of $224, $2,276 and $16 respectively. (1999: losses of $165, $320 and $14 respectively). The increase in amortization of underlying goodwill in the Company's investment in its affiliates of $515 is due to DBS Direct goodwill being amortized for a full 12 months in fiscal 2000 as compared to 3.5 months in fiscal 1999.

The minority interests in the Company comprise TME's 50% interest in Transmedia Australia and Transmedia Holdings.

The Company has net operating losses carried forward for income tax purposes. No deferred tax benefit has been recognized for the year ended September 30, 1999.

Fiscal 1999 compared to Fiscal 1998

During the last quarter of fiscal 2000 the Company retroactively applied the guidance in Staff Accounting Bulletin ("SAB") 101 and EITF 99-19 by reporting certain revenues net. The adoption of the guidance in Staff Accounting Bulletin ("SAB") 101 and EITF 99-19 impacts reported revenue from the company's restaurant charge card business which was discontinued on June 30, 2000. In the following discussion, revenues from the Company's restaurant card business have been retroactively restated to comply with the new standard.

The Company generated revenues of $3,560 (1998: $3,905) in the year ended September 30, 1999, a decrease of $345 or 8.8% over the corresponding period in fiscal 1998. The Company's member benefit/loyalty marketing businesses NHS and the restaurant card business recorded a decline in revenues of $670 and $265, respectively. Revenues at NHS were impacted by the loss of a number of contracts, in particular its largest contract, which was not renewed by the client when it expired in November 1998. Additionally, NHS was consolidated with the Company from December 1997 and therefore fiscal 1998 covered a 10-month period only. The decline in revenues in the restaurant card business was due in part to the fact that the Company was not able to add new restaurants to the program because of its inability to fund advances to such restaurants. Additionally, lower card usage by some cardholders resulted from rationalization of the participating restaurant base. Such rationalization was carried out to focus advances on those restaurants which were most frequently used by cardholders. The Company recruited additional sales and marketing staff in fiscal 1999 to progress new business opportunities for its member benefit/loyalty marketing businesses. The travel services business recorded an increase in revenues of $590 as compared to fiscal 1998. This increase was primarily due to Breakaway only being consolidated with the Company from May 1998, the date it was acquired.

Cost of sales totaled $421 (1998: $312) for the year ended September 30, 1999, generating a gross profit percentage of 88.2% (1998: 92.0%). The decrease in gross profit percentage reflected the impact of reduced gross profit percentage achieved by NHS of 77.3% as compared to 87.6% in fiscal 1998. The restaurant card and travel services businesses generate a gross profit margin of 100%.

Selling, general and administrative expenses totaled $5,299 (1998: $6,639) for the year ended September 30, 1999, a decrease of $1,340 or 20.1% as compared to fiscal 1998. The member benefit/loyalty marketing business recorded a decline in selling, general and administrative expenses of $1,113 in fiscal 1999. NHS accounted for $880 of such decrease and the restaurant card business $233. The decrease in selling, general and administrative expenses NHS included a reduction in doubtful debt provision of $370. Other cost decreases year on year in the member benefit/loyalty marketing business were recorded in payroll, professional fees and communication due to lower activity levels in fiscal 1999. The travel services business recorded an increase of $1,008 in selling, general and administrative in fiscal 1999 as compared to fiscal 1998 primarily due to the impact Breakaway only being consolidated from May in fiscal 1998. Head office expenses totaled $1,758 in fiscal 1999, a decrease of $1,235 or 41.3% as compared to fiscal 1998. Selling, general and administrative expenses in fiscal 1998 included sign-on fees in relation to the NHS acquisition ($925 approximately) and a write-off of approximately $463 relating to an aborted acquisition. Such year on year decreases were off set primarily by office relocation costs of $329.

Depreciation and amortization charges increased in fiscal 1999 as compared to fiscal 1998 by $499. The increase was primarily due to amortization of prepaid investment banker fees ($297) and amortization of underlying goodwill relating to the Company's acquisition of the balance of 49% of NHS in November 1998, which has been applied effective December 1997, the date of acquisition of the original 51% interest in NHS ($226).

The Company's share of losses of its affiliates Countdown, Countdown USA, DBS Direct and Logan Leisure were $890 (1998: $949 Countdown and Logan Leisure only) for the year ended September 30, 1999, including amortization of underlying goodwill in the Company's investment in such affiliates of $447. (1998: $237 Countdown and Logan Leisure only).

The minority interests in the Company comprise TME's 50% interest in NHS and the travel services business.

The Company has net operating losses carried forward for income tax purposes. No deferred tax benefit was recognized in fiscal 1999 or 1998.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                       Twelve Months Ended
                                                       -------------------

                                            September 30, 2000       September 30, 1999
Cash used in
Operating Activities                             $(3,793)                 $(3,040)

Cash used in
Investing activities                             $(2,297)                 $(2,951)

Cash provided by financing activities            $ 5,218                  $ 5,030

The Company incurred a net loss of $17,375 for the year ended September 30, 2000. Such loss, adjusted for non-cash items, such as depreciation and amortization charges $4,008, impairment write-down in respect of NHS goodwill $4,316, write down of the TMNI license to fair value $630, forgiveness of debt on termination of the TMNI license ($374), the Company's share of losses incurred by its affiliates of $2,701, minority interest $719, write down of security deposit of $630, accrued interest expense of $475, loss on sale of fixed assets $12 and the value of shares issued on employment termination of $137, resulted in funds used in operating activities totaling $3,793, net of working capital movements totaling $328.

The fiscal 2000 net cash used in investing activities of $2,297 comprised the San Francisco property lease security deposit of $1,529 and the cash elements of the Company's investments in its subsidiary MonsterBook of $138, its affiliate DBS Direct of $563 and fixed assets of $67. In fiscal 1999 net cash used in investing activities of $2,951 comprised the cash elements of the Company's investments in its subsidiary NHS $1,997, its affiliate DBS Direct $937, its affiliate Porkpine $26, net of the proceeds of sale of fixed assets ($9).

To meet its cash requirements during fiscal 2000, the Company sold an aggregate of 4,531,250 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $3,531 and received net proceeds of $97 from the exercise of warrants to purchase 55,370 shares of Common Stock. Additionally, in March 2000 the Company sold 10,000 shares of Series A Preferred Stock resulting in net proceeds to the Company of $9,350. Bank credit line movement contributed a further $2. In fiscal 2000 cash generated by financing activities was partially off set by the repayment of short-term loans, including accrued interest, ($3,688) and advances to TME and other related parties to fund the operations of the Company's affiliates ($4,074).

Historically, the Company's ability to grow and generate cash from operations has been restricted by a lack of working capital and the implementation of its strategy to create a broad based international member-benefit/loyalty marketing business primarily through the joint acquisition of synergistic businesses with TME. In recent months the Company has strategically reviewed each of its operating businesses and with TME each of its affiliated businesses. Management projects that each business will, as a result, be operating cash flow positive by the second half of fiscal 2001. However, cash projected to be generated by the operations of the Company's subsidiaries and affiliates in fiscal 2001 will not be sufficient to fund corporate overhead or the costs of the proposed merger with TME. Additionally, on December 13, 2000 the Company issued $10,390,000 of two year convertible notes and 2,289,155 five year warrants in exchange for the retirement of $10,000,000 in aggregate face value of the Company's outstanding Series A convertible preferred stock, accrued but unpaid Series A Preferred dividends and registration obligations of $390,000 and 289,155 five year warrants issuable to the holders of the Series A Preferred based on prior registration obligations of the Company. The notes bear interest at 12% per annum payable quarterly in arrears. Payment of interest on the first instalment of the notes is due on March 31, 2001 but may be deferred until June 13, 2001 in exchange for an interest rate on the first instalment of 15% per annum. The notes are convertible into a maximum of 6,800,000 shares of Common Stock. The conversion price is equal to 95% of the average of the lowest five closing bid prices for the previous twenty trading days determined from the date of the notice of conversion. Any principal payments resulting from a conversion will be applied equally over all instalments due. Instalments of principal are due in seven equal quarterly instalments with the first instalment to be paid on June 13, 2001. Accordingly, the Company will be required to make a principal payment of approximately $1,485,000 in June 2001 (assuming no repayments of principal through conversion) and interest payments of approximately $312,000 in each of March and June 2001. Further, payments of principal and interest may be payable on a quarterly basis through December 2002.

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and stockholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum, was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan was renewed upon maturity for an indefinite period and was converted to a demand loan callable on 60 days' notice. Payment of interest was also deferred, although interest continues to accrue at 12% per annum. The loan is secured by a pledge of the Company's entire interest in Countdown. While Mr. Vittoria has confirmed that he has no present intention of demanding repayment within twelve months of the date hereof, there can be no assurance given that he will not do so in the future.

The Company has no capital expenditure commitments in place. However, the Company will need to invest in technology and infrastructure in the future when available cash resources permit.

The Company does not have existing lines of credit and therefore, in light of the above, the Company will require an additional cash infusion in the second quarter of fiscal 2001 and may require further cash infusions thereafter. Management believes that it will be able to secure sufficient funds to operate in the foreseeable future either independently or via the recovery of short-term indebtedness from TME. It should be noted however that there is no assurance that additional funds can be raised or that the cost of such funds and/or the extent of dilution to existing stockholders would be acceptable to the Company. The auditors have qualified their opinion based on the need of the Company to raise additional funds.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended September 30, 2000, a situation which is expected to continue for foreseeable future. Some of the Company's revenue sources such as those relating to travel products and services are seasonal. However, the Company has no basis at this time on which to project the seasonal effects, if any, on its business as a whole.

New U.S. Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard is now effective for fiscal years beginning after June 15, 2000. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore adoption of this pronouncement will not have a significant effect on its financial statements.

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB No. 101, as amended by SAB 101B, in the fourth quarter of fiscal 2001, however as stated in paragraph (h) above this SAB has been adopted in preparing these financial statements.

In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management believes that the adoption of Interpretation No. 44 note will not have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs". EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. EITF 00-2 is effective in the first quarter of fiscal 2001, in accordance with EITF 00-2 the Company capitalizes certain costs and expenses others. Accordingly the Company capitalizes a portion of the labor costs associated with substantive website development and improvement activities. Labor costs associated with maintenance and routine changes are expensed in the period incurred. Amortization is recorded using the straight-line method over 5 years. Included within Other Assets as of September 30, 2000 is the amortized balance of $137,000 relating to such costs.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk is foreign exchange rate variability. The Company's reporting currency is the United States dollar. However, the functional currencies of the Company's operating subsidiaries and affiliates additionally include sterling, the Irish punt and the Australian dollar. Based on historic exchange rate fluctuations in the Company's reporting and functional currencies Management believes that fluctuations in currency exchange rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is submitted in a separate section of this report. See pages F-1, et. seq.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                Age              Position
----                                ---              --------
Joseph V. Vittoria (1)              65               Chairman of the Board of Directors
Grant White                         30               Chief Executive Officer and Principal Financial Officer
Thomas F. Flatley (1)               48               Director
James J. Fyfe (2)                   46               Director
William D. Marks                    35               Director
Ellis Varejes (1)                   48               Director

----------
(1)   Member of the Audit Committee.
(2) James J. Fyfe has been a consultant to the Company since April 1998. In fiscal 2000 he received fees totaling $500,000 for his services (1999:
      $170,000 and 1998: $60,000)

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. All officers hold office until the meeting of the Board of Directors following the next annual meeting of stockholders or until their earlier resignation or removal. There are no family relationships between any of the directors or executive officers of the Company.

Joseph V. Vittoria

Mr. Vittoria has been a director of the Company since its inception in 1994 and was appointed Chairman of the Board in August 1999. Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc., an online and offline travel services company based in Florida, until July 2000, a position he had held since that company's inception in 1997. From September 1987 to January 1997, Mr. Vittoria was Chairman and Chief Executive Officer of Avis Inc., having been a senior executive at Avis from 1982. Mr. Vittoria was a director of TME until he resigned in October 1999.

Grant White

Mr. White has served as Chief Executive Officer of both the Company and TME since March 2000. Prior to March 2000 Mr. White was a director of Gleacher & Co. LLC, a New York based merger and acquisition Investment bank. Mr. White joined Gleacher in 1995. Mr. White is also Chairman of the Board of Directors of TME.

Thomas F. Flatley

Mr. Flatley has been a director of the Company since June 2000. Mr. Flatley has been President, Chief Executive Officer and a director of Epic Resorts, LLC, a United States based vacation ownership business and its predecessors, since 1990. From 1983 to 1990, Mr. Flatley was involved with the development and management of several commercial real estate ventures. From 1974 to 1982, Mr. Flatley practiced as a Certified Public Accountant with Price Waterhouse, LLC.

William D. Marks

Mr. Marks has been a director of the Company since June 1999 when the Company and TME jointly acquired DBS Direct Connect L.L.C. Mr. Marks was President of DBS Direct from its inception in March 1998 until he resigned in June 2000. From 1992 to 1998, Mr. Marks served as Vice President and Chief Operating Officer for The Marks Group, a multiple system cable television operator serving subscribers in Southern California. In 1995, Mr. Marks formed Star Cable Services, Inc. to perform all types of telecommunications construction and installations. Mr. Marks was a director of TME until he resigned in October 1999.

James J. Fyfe

Mr. Fyfe has been a director of the Company since October 1999. Mr. Fyfe is an independent business consultant specializing in corporate restructuring, strategic planning and turn-around situations. Since April 1998 his clients have included the Company and TME. He has been a director of Corniche Group Incorporated, an online provider of extended product warranties and service contracts to consumers, since May 1995 and served that company as Vice President and Chief Operating Officer from May 1995 until May 1998. From May 1996 through August 1997 he was a director of Medical Laser Technologies, Inc., a company engaged in the design of medical imaging technology. Additionally, he has been a director of Machine Vision Holdings, Inc., a provider of automated control and monitoring systems for multi-staged manufacturing process industries, since January 1998.

Ellis Varejes

Mr. Varejes has been a director of the Company since March 2000. Mr. Varejes has been a partner in the corporate services division of Abbott Tout, solicitors, in Sydney, Australia since 1997. Prior to joining Abbott Tout, Mr. Varejes practiced law with Landerer & Company from 1993 to 1996. Mr. Varejes practices principally in the area of corporate and business transactions, both nationally and internationally. Mr. Varejes is a graduate in Commerce and in Laws from the University of Witwatersrand, South Africa. Mr. Varejes was a director of the Company and TME from January 1997 to March 1998.

Reports under Section 16 (a) of the Securities Exchange Act of 1934.

The Company is not aware of any late filings of reports under Section 16, except as previously disclosed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended September 30, 2000 to the Company's Chief Executive Officer and former Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2000.

                           Summary Compensation Table

                                                              Annual        Long-Term                     Other
                                                        Compensation     Compensation              Compensation

Name and Principal                Fiscal                                                              All Other
Position                            Year      Notes           Salary    Options/SAR's              Compensation
Grant White
Chief Executive Officer
(appointed  effective  March
1, 2000)                            2000     (1)(3)         $102,083                0                        $0

Michael R. Chambrello
Chief Executive Officer             2000     (2)(3)           62,500                0                   212,500
(appointed October 1, 1999,
resigned February 28, 2000)

Notes:

(1) Mr. White has an employment agreement with TME and provides his services to the Company for no additional consideration. The amounts stated are the amounts recharged by TME to the Company.
(2) Other compensation of Mr. Chambrello represents employment termination payments of $62,500 in cash and 50,000 shares of Common Stock at market value.

Option/SAR Grants in Last Fiscal Year

The Company did not grant any stock options to executive officers during the fiscal year ended September 30, 2000.

Aggregate Options/SAR Exercises in Last Fiscal Year and FY-End Options/Values

As of September 30, 2000, no executive officer of the Company held exercisable or non-exercisable options to purchase shares of Common Stock.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors serves as the compensation committee. During the fiscal year ended September 30, 2000 Grant White, and before him Michael R. Chambrello, served as Chief Executive Officer of the Company and TME. During the fiscal year ended September 30, 2000 Messrs. Vittoria and Marks and Paul L. Harrison and Carl Freyer each served as a director of both the Company and TME. Messrs. Harrison and Freyer resigned as directors of the Company, and Messrs. Vittoria and Marks resigned as directors of TME, in October 1999.

Stock Option Plans

Effective May 2, 1994, the Company adopted the 1994 Stock Option Plan ("the 1994 Plan"). The 1994 Plan was established to attract and retain personnel of the highest caliber and to offer an incentive for the Company's officers and employees to promote the business of the Company. The 1994 Plan authorizes the grant of incentive stock options or non-qualified stock options to purchase shares of Common Stock of the Company, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's common stock. Unless terminated earlier, the 1994 Plan expires on April 1, 2004. Officers, employees and independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive stock options. The 1994 Plan is administered by the Board of Directors, which determines the persons to whom awards will be granted, the number of share options to be granted and the specific terms of each grant. Under the 1994 Plan, no stock option may be granted having an exercise price less than the fair market value of the Company's common stock on the date of grant.

In January 1996, the Company's Board of Directors approved, and on April 25, 1996 the Company's stockholders approved, the 1995 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The purpose of the Outside Directors Plan is to attract and retain the services of experienced and knowledgeable independent directors. The Outside Directors Plan provides for the automatic grant to each non-employee director of the Company of a stock option to purchase 10,000 shares of common stock of the Company on January 1 of each year. In addition, the Outside Directors Plan provided that Mr. Vittoria and another non-employee director (who has since resigned) would each receive an option to purchase an additional 20,000 shares in recognition of their services as directors prior to adoption of the Outside Directors Plan. The maximum number of shares of Common Stock which may be issued under the Outside Directors Plan is 300,000, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's issued Common Stock. Each option issued under the Outside Directors Plan will be exercisable by the optionee for a period of five years from the date of the grant. Unless sooner terminated, the Outside Directors Plan expires on January 11, 2006. The Outside Directors Plan is administered by the Company's employee directors. Options granted under the Outside Directors Plan will have an exercise price equal to the fair market value of the Common Stock on the last date preceding the date of grant.

As of January 11, 2001, 120,000 options are outstanding under the Outside Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of January 11, 2001, by (i) each person or entity that is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Transmedia Asia Pacific, Inc. 11 St. James's Square, London SW1Y 4LB, England.

              Number and Percentage of Shares of Common Stock Owned

                                                                                                        Percentage
                                                                          # of Shares              of Common Stock
Name and Address of Beneficial Owner                   Notes       Beneficially Owned       Beneficially Owned (1)
Gleacher & Co. LLC
660 Madison Avenue
New York, NY 10021                                       (2)                3,000,000                        7.48%

FAI General Insurance Company Pty Ltd
333 Kent Street
Sydney, NSW 1026, Australia.                             (3)                2,695,966                        6.96%

Edward J. Guinan III
12 St. James's Square
London                                                   (4)

Pictet & Cie Nominees
Cie 29 Blvd.
Georges Favon1204
Geneva Switzerland                                       (5)                2,658,334                        5.79%

William H. McKee, III
533-B Simonds Loop
San Francisco, CA 94129                                                     2,061,826                        5.56%

Grant White                                                                         0                           0%

Joseph V. Vittoria                                       (6)                1,506,969                        3.87%

William D. Marks                                         (7)                2,226,020                        6.03%

James J. Fyfe                                            (8)                   20,000                        0.05%

Thomas F. Flatley                                        (9)                   10,000                        0.03%

Ellis Varejes                                           (10)                   10,000                        0.03%

All current directors and officers                    (6) to
as a group (six persons)                                (10)                4,982,989                        9.93%

--------------------------------------------------------------------------------
(1)   Based on 37,086,441 shares of Common Stock outstanding on January 11,
      2001.
(2) Includes 3,000,000 shares of Common Stock issuable upon exercise of warrant granted for services.
(3) Includes 1,633,366 shares of Common Stock issuable upon exercise of warrants granted in November 1998.
(4) The Company believes that Mr. Guinan, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, beneficially owns more than 5% of the Common Stock outstanding as of January 11, 2000. However, because Mr. Guinan holds some of his shares in "street name" and has not made any filings for a number of years with the Securities and Exchange Commission, the Company has no basis for determining Mr. Guinan's beneficial ownership.
(5) Includes 200,000 shares of Common Stock issuable upon exercise of warrants granted as part of a short-term loan facility in February 1999.
(6) Includes 80,000 shares of Common Stock issuable upon exercise of warrants granted under the Outside Directors Plan, 138,596 shares of Common Stock issuable upon exercise of warrants granted in April 1997 in relation to the acquisition of Countdown and 167,873 shares of Common Stock issuable upon exercise of warrants granted as part of an equity placement of Common Stock in August 1997.
(7) Includes 10,000 shares of Common Stock issuable upon exercise of warrants granted under the Outside Directors Plan but excludes 1,858,842 shares of Common Stock owned by Mrs. Donna Marks, Mr. Marks stepmother, of which Mr. Marks disclaims beneficial ownership of.
(8) Includes 20,000 shares of Common Stock issuable upon exercise of warrants granted under the Outside Directors Plan.
(9) Includes 10,000 shares of Common Stock issuable upon exercise of warrants granted under the Outside Directors Plan.
(10) Includes 10,000 shares of Common Stock issuable upon exercise of warrants granted under the Outside Directors Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2000 the Company was charged a management fee of $1,190,672 (1999:
$1,210,939) by TME in respect of the Company's share of corporate office expenses comprising salaries, professional fees, rent, travel and other corporate costs.

As of September 30, 2000 the Company was owed $3,660,798 by Transmedia Europe, Inc. Such receivable is non-interest bearing and is repayable on demand. The Company advanced funds to TME to fund the operations of the Company's affiliates, in particular DBS Direct.

Messrs. White and Harrison are directors of Transmedia Europe, Inc. Messrs Guinan and Vittoria were directors of Transmedia Europe, Inc. until October 1999.

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and stockholder of the Company, whereby Mr. Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum, was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan was renewed upon maturity for an indefinite period and was converted to a demand loan callable on 60 days' notice. Payment of interest was also deferred, although interest continues to accrue at 12% per annum. The loan is secured by a pledge of the Company's entire interest in Countdown. In consideration for the loan, the Company granted Mr. Vittoria a five-year warrant to purchase 138,596 shares of Common Stock at $1.13 per share, the market price of the shares at the time, and granted piggyback registration rights with respect to such shares.

On May 11, 1999 the Company commenced a private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed on June 25, 1999 upon the sale of three million shares of Common Stock at $0.75 per share resulting in net proceeds to the Company of $2,250,000. Mr. Vittoria purchased 666,666 of the shares sold, an investment of $500,000. Pursuant to the terms of a letter agreement dated April 20, 1999, as amended, both the Company and TME engaged Gleacher & Co. LLC to act as their exclusive financial advisor. Grant White, the current chief executive officer of both the Company and TME and the chairman of the board of directors of TME, is a former director of Gleacher. Mr White was unaffiliated with both the Company and TME prior to their engagement of Gleacher. Gleacher assisted the Company and TME in connection with:

      o     The acquisition of DBS Direct;
      o The structure and negotiation of the proposed merger between the Company and TME;
      o The composition of a business plan and financial projections for the merged entity;
      o The restructuring of the Company's and TME's balance sheets and negotiation with debtholders; and
      o     Assistance in raising capital.

As compensation for its financial advice and assistance, Gleacher received warrants to purchase 3,000,000 shares of the Company's Common Stock and warrants to purchase 3,000,000 shares of TME's common stock. The warrants have an exercise price of $0.75 per share and expire after a period of five years. Gleacher has piggyback registration rights with respect to the shares of common stock issuable upon conversation of the warrants. The Company and TME also agreed to indemnify and hold harmless Gleacher for liabilities related to or arising out of the Company's and TME's engagement of Gleacher.

On June 15, 1999, the Company and TME each purchased 50% of DBS Direct. William
D. Marks, a director of the Company and former director of TME and a stockholder of the Company and TME, owned 48.5% of the equity interest of DBS Direct. The transaction was consummated pursuant to an Equity Purchase Agreement dated May 10, 1999, as amended June 11, 1999, among the Company, DSS Direct, the sellers (including Mr. Marks) and TME. Mr Marks was unaffiliated with both the Company and TME prior to the consummation of the transaction.

Prior to its amendment, the purchase agreement provided that the aggregate purchase price to be paid by the Company would be the number of shares of Common Stock that would constitute 16% of the issued and outstanding shares of Common Stock after giving effect to a proposed offering of common stock by both the Company and TME, and the aggregate purchase price to be paid by TME would be the number of shares of TME common stock that would constitute 16% of the issued and outstanding shares of TME common stock after giving effect to the proposed offering. Additionally, the Company and TME each agreed to contribute $1,500,000 to the capital of DBS Direct at closing. To give the Company and TME time to complete the offering of common stock, the equity purchase agreement was amended such that the Company and TME each contributed $500,000 to the capital of DBS Direct at closing and each agreed to contribute an additional $1,000,000 to the capital of DBS Direct within 30 days of closing to fund the expansion of the network of sales offices of DBS Direct nationally. The capital contributions of the Company and TME at closing were used to repay existing indebtedness of DBS Direct, including approximately $212,000 owed to Mr. Marks. The Company issued 4,589,732 shares of Common Stock in exchange for its 50% interest in DBS Direct and TME issued 4,831,057 shares of its common stock in exchange for the remaining 50% interest in DBS Direct. Based on his 48.5% equity interest in DBS Direct, Mr. Marks received 2,226,020 the Company's Common Stock and 2,343,063 shares of TME common stock.

The purchase agreement also provides that in the event the proposed merger is consummated and the 9,420,789, shares of the Company's Common Stock issued to the sellers (assuming the conversion of TME common stock into Company Common Stock) is less than 16% of the issued and outstanding shares of Transmedia Asia Pacific common stock as of the effective date of the merger (excluding the sellers' 9,420,789 shares), then the Company must issue the sellers additional shares of Common Stock such that the aggregate number of shares of Company Common Stock issued to the sellers equals 16% of the issued and outstanding shares of Company Common Stock as of the effective date of the merger (excluding the sellers' 9,420,789 shares). Based on the number of shares of Company Common Stock and TME common stock issued and outstanding as of January 11, 2001, assuming such date to be the effective date of the merger, the sellers will have been issued approximately 13.4% of the issued and outstanding shares of Company Common Stock issued and outstanding as of the effective date of the merger (excluding the sellers' 9,420,789 shares), and the Company would have to issue 3,974,195 additional shares of Common Stock to the sellers. Based on his former 48.5% equity interest in DSS Direct, Mr. Marks would be entitled to approximately 1,927,485 shares of Common Stock upon consummation of the merger.

The Company is currently in negotiation with the Sellers' and the Sellers' have agreed in principle that, in the event that the proposed merger is consummated, the Company's obligation to issue additional shares of Common Stock to the Sellers', will be restricted to a maximum of one million shares of Common Stock. If such agreement is finalized, then based on his former 48.5% equity interest in DBS Direct, Mr. Marks will be entitled to an additional 485,000 shares of Common Stock. However, there can be no assurance given that final agreement will be reached with the Sellers', prior to consummation of the proposed merger.

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

(a)(1)      Financial Statements:

            Transmedia Asia Pacific, Inc.
            See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)      Financial Statement Schedules:

            II       Schedule of Valuation and Qualifying Accounts

(a)(3)      Exhibits:

3.1         Certificate of Incorporation of the Company (Note 1).

3.2         By-laws of the Company (Note 1).

4.1         Specimen Certificate of the Company's Common Stock (Note 1).

10.1(a)     Sublease, dated August 31, 1994, between Cambooya Properties Pty.
            Limited to Transmedia Australia Pty. Limited (Note 1).
10.1(b)     1994 Stock Option Plan of the Company (Note 1).
10.1(c)     Common Stock Purchase Warrant dated April 3, 1997 between the
            Company and J. Vittoria (Note 2).
10.1(d)     Loan Facility Agreement dated March 27, 1997 between the Company and
            J. Vittoria (Note 2).
10.1(e)     Share Pledge Agreement dated April 3, 1997 between the Company and
            J. Vittoria (Note 2).
10.1(f)     Registration Rights Agreement dated April 3, 1997 between the
            Company and C.E.C. Radbone (Note 2).
10.1(g)     Agreement dated April 3, 1997 between the Company, Transmedia
            Europe, Inc. and C. E. C. Radbone as to the acquisition of Countdown
            Holdings Limited (Note 2).
10.1(h)     Amendment to loan agreement by a director of the Company in connection with a loan of $1,000,000 to facilitate the acquisition of Countdown Holdings Limited (Note 3).
10.1(i)     Lease on 1 Hurlingham Business Park, Sulivan Road, London SW6 3DU,
            United Kingdom (Note 3).
10.1(j)     Agreement dated November 6, 1997 for the purchase of the business and assets of NHS (Note 4).
10.1(k)     Lease Agreement dated September 23, 1998 between Cambooya Properties
            Pty Limited and Transmedia Australia (Note 5).
10.1(l)     Agreements for the acquisition of 100% of the issued share capital of Porkpine Limited among Compass Trustees Limited, Transmedia
            Europe, Inc. and Transmedia Asia Pacific, Inc. and Gavin Logan and
            Joanne Logan, dated May 14, 1998 (Note 6).
10.1(m)     Share sale agreement dated March 26, 1998 re acquisition of
            Breakaway Travel Pty. Limited. (Note 7).
10.1(n)     Equity Purchase Agreement dated May 10, 1999 by and among DSS Direct
            Connect L.L.C., William D. Marks, Donna M. Marks, Kevin R. Drewyer,
            Direct Investors, Inc., Transmedia Europe, Inc. and Transmedia Asia
            Pacific, Inc., as amended June 11, 1999 (Note 8).

10.1(o)     Termination Agreement dated as of April 7, 2000 by and among
            Transmedia Network, Inc., TMNI International Incorporated,
            Transmedia Europe, Inc. and Transmedia Asia Pacific, Inc. (Note 9).
10.1(p)     Agreement and Plan of Merger, dated as of March 8, 2000, by and among Transmedia Asia Pacific, Inc., Asia Merger Sub II, Inc.,
            MonsterBook.com, Inc. and William McKee, III and Frank T. Vega (Note
            10).
10.1(q)     Company Press Release dated December 14, 2000 (Note 11).
10.1(r)     Employment Agreement, dated as of March 2, 1998, between the Company and Edward J. Guinan, III (Note 5).
10.1(s)     Exchange Agreement dated as of December 12, 2000 by and among
            Transmedia Asia Pacific, Inc., Advantage Fund II Ltd. and Koch
            Investment Group Limited for exchange of Series A Convertible
            Preferred Stock and Warrants for 12% Secured Convertible Notes and new Common Stock purchase warrants (Note 16).
10.1(t)     $6,234,000 12% Secured Convertible Note dated as of December 13,
            2000 by and among Transmedia Asia Pacific, Inc. and Advantage Fund
            II Ltd (Note 16).
10.1(u)     $4,156,000 12% Secured Convertible Note dated as of December 13,
            2000 by and among Transmedia Asia Pacific, Inc. and Koch Investment
            Group Limited (Note 16).
10.1(v)     Common Stock Purchase Warrant for 1,373,493 shares of Common Stock by and among Transmedia Asia Pacific, Inc. and Advantage Fund II
            Ltd. (Note 16).
10.1(w)     Common Stock Purchase Warrant for 1,373,493 shares of Common Stock by and among Transmedia Asia Pacific, Inc. and Advantage Fund II
            Ltd. (Note 16).

21.1        List of subsidiaries (Note 16).

99.1(a) Consolidated Financial Statements for significant associate Countdown Holdings Limited for the year ended September 30, 1998 (Note 5).
99.1(b) Audited Financial statements for Letville Holdings limited for the year ended March 31, 1998, Floracourt Limited for the 25 months ended March 31, 1998 and G. & J. Logan trading as Logan Leisure for the year ended March 31, 1998 pro-forma financial information re Logan Leisure investment (Note 12).
99.1(c) Audited financial statements of DSS Direct Connect L.L.C. covering the period from inception on March 3, 1998 to September 30, 1998 and the period October 1, 1998 to June 14, 1999 together with unaudited pro-forma financial information (Note 13).
99.1(d) Audited financial statements for significant associate DSS Direct Connect L.L.C. for the period June 15 to September 30, 1999 (Note
            14).
99.1(e) Audited financial statements of MonsterBook.com, Inc.covering the period from inception on March 1, 1999 to September 30, 1999 together with unaudited financial statements of MonsterBook.com, Inc.covering the period from October 1, 1999 to December 31, 1999 and unaudited pro-forma financial information (Note 15).

99.2        Risk factors as of January 23, 2001 (Note 16).

Notes:

1.        Incorporated by reference from Registration No. 33-93864.
2.        Incorporated by reference from Form 8-K filed April 18, 1997.
3.        Incorporated by reference from 1997 Form 10-K/A#2 filed March 6, 1998.
4.        Incorporated by reference from Form 8-K filed December 17, 1997.
5.        Incorporated by reference from 1998 Form 10-K filed January 21, 1999.
6.        Incorporated by reference from Form 8-K filed May 29, 1998.
7.        Incorporated by reference from Form 8-K filed June 5, 1998.
8.        Incorporated by reference from Form 8-K filed July 1, 1999.
9.        Incorporated by reference from Form 10-Q filed May 23, 2000.
10.       Incorporated by reference from Form 8-K filed April 28, 2000.
11.       Incorporated by reference from Form 8-K filed December 22, 2000.

12.       Incorporated by reference from Form 8-K/A#1 filed July 31, 1998.
13.       Incorporated by reference from Form 8-K/A#1 filed April 6, 2000.
14.       Incorporated by reference from 1999 Form 10-K filed January 13, 2000.
15.       Incorporated by reference from Form 8-K/A31 filed June 27, 2000.
16.       Filed herewith

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

Date:      January 23, 2001              /s/ Grant White
                                         ---------------------------------------
                                         Grant White
                                         Chief Executive Officer and Principal
                                          Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:      January 23, 2001              /s/ Grant White
                                         ---------------------------------------
                                         Grant White
                                         Chief Executive Officer and Principal
                                          Financial Officer.

Date:      January 23, 2001              /s/ Joseph Vittoria
                                         ---------------------------------------
                                         Joseph Vittoria
                                         Chairman and Director

Date:      January 23, 2001              /s/ William D. Marks
                                         ---------------------------------------
                                         William D. Marks
                                         Director

Date:      January 23, 2001              /s/ Thomas Flatley
                                         ---------------------------------------
                                         Thomas Flatley
                                         Director

Date:      January 23, 2001              /s/ Ellis Varejes
                                         ---------------------------------------
                                         Ellis Varejes
                                         Director

Date:      January 23, 2001              /s/ James J. Fyfe
                                         ---------------------------------------
                                         James J. Fyfe
                                         Director

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

                                                                           Page:

Report of BDO Stoy Hayward, Independent Auditors                            F-1

Consolidated balance sheets
as of September 30, 2000 and 1999                                           F-2

Consolidated statements of operations
for the years ended September 30, 2000, 1999 and 1998                       F-4

Consolidated statements of stockholders' equity and comprehensive
loss for the years ended September 30, 2000, 1999 and 1998                  F-5

Consolidated statements of cash flows
for the years ended September 30, 2000, 1999 and 1998                       F-8

Notes to consolidated financial statements                                  F-12

Schedule II - Valuation and qualifying accounts                             F-36

Independent Auditors' Report

--------------------------------------------------------------------------------

Board of Directors and Stockholders
Transmedia Asia Pacific, Inc.

      We have audited the accompanying consolidated balance sheets of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2000. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the management of Transmedia Asia Pacific, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Asia Pacific, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has experienced losses during the year ended September 30, 2000 from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. The Company has funded operations through sales of equity securities and issuance of debt, and its ability to continue as a going concern is dependent on the ability to continue to effect such sales of securities and issuance of debt. Management's plan in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments which might result from this uncertainty.

      BDO Stoy Hayward
      London
      England

      January 16, 2001

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated balance sheets

--------------------------------------------------------------------------------

                                                          September 30,  September 30,
                                                              2000           1999
                                                          ($ thousand)   ($ thousand)
ASSETS

Current assets
   Cash and cash equivalents                                $   444        $   548
   Trade accounts receivable                                    151            268
   Restaurant credits, (net of allowance
    for irrecoverable credits of $61,000 and $66,000)            --            128
   Amounts due from related party                             3,661             23
   Prepaid expenses and other current assets                    177            173
   Prepaid fees                                                  --            712
                                                            -------        -------

Total current assets                                          4,433          1,852
                                                            -------        -------

Non current assets
   Investments in affiliated companies                        5,999          9,438
   Office furniture and equipment (net of accumulated
    depreciation of $584,000 and $648,000)                      168            133
   Goodwill (net of accumulated amortization
    of $2,139,000 and $642,000)                              11,510          4,630
   Other intangible assets (net of accumulated
    amortization and impairment
   of $1,841,000 and $1,149,000 )                                --            692
   Property lease deposit                                       899             --
   Prepaid fees                                                  --            711
   Other assets                                                 740            221
                                                            -------        -------

Total non current assets                                     19,316         15,825
                                                            -------        -------

TOTAL ASSETS                                                $23,749        $17,677
                                                            =======        =======

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                 September 30,     September 30,
                                                                     2000              1999
                                                                 ($ thousand)      ($ thousand)
LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities
   Trade accounts payable                                          $    884          $    631
   Deferred income                                                       55                70
   Dividend payable                                                     257                --
   Payroll taxes                                                        249                76
   Accrued liabilities                                                  856               560
   Amount due to related parties                                      2,058             2,051
   Notes payable                                                         --             3,688
   Deferred payment                                                      --               563
   Bank line of credit                                                   21                19
   Other liabilities                                                     81                --
                                                                   --------          --------

Total current liabilities                                             4,461             7,658
                                                                   --------          --------

Minority interest                                                       780                61
                                                                   --------          --------
Preferred stock

   Authorized 5,000,000 shares of $0.01 par value
   per share.  Issued and outstanding 10,000 Series A
   Convertible Preferred Shares
    at $1,000 per share                                              10,000                --
                                                                   --------          --------

Stockholders' equity

   Common stock $0.00001 par value per share
    Authorized 95,000,000 shares.  Issued and outstanding;
    37,086,441 and 29,487,048 respectively                               --                --
   Additional paid in capital                                        45,231            28,086
   Cumulative foreign currency translation adjustment                   527              (186)
   Accumulated deficit                                              (37,250)          (17,942)
                                                                   --------          --------

Total stockholders' equity                                            8,508             9,958
                                                                   --------          --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                              $ 23,749          $ 17,677
                                                                   ========          ========

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of operations

--------------------------------------------------------------------------------

                                                       Year ended            Year ended            Year ended
                                                      September 30,         September 30,         September 30,
                                                          2000                  1999                  1998
                                                                ($ thousands, except loss per share)
Revenues                                              $      1,626          $      3,560          $      3,905

Cost of revenues                                              (335)                 (421)                 (312)
                                                      ------------          ------------          ------------

Gross profit                                                 1,291                 3,139                 3,593

Selling, general and administrative expenses                (6,653)               (5,299)               (6,639)
Impairment writedown of underlying goodwill
 in Nationwide Helpline Services                            (4,316)                   --                    --
Impairment to Transmedia License                              (630)                 (260)                   --
Depreciation and amortization                               (3,046)                 (941)                 (442)
                                                      ------------          ------------          ------------

Loss from operations                                       (13,354)               (3,361)               (3,488)

Share of losses and amortization of goodwill
 of affiliated companies                                    (3,663)                 (890)                 (949)

Net interest expense (including debt discount
 expense of $142,000 in fiscal 2000 and
 $980,000 in fiscal 1999)                                     (467)               (1,486)                 (258)
                                                      ------------          ------------          ------------

Loss before income tax and minority interest               (17,484)               (5,737)               (4,695)

Income tax (charge) credit                                     (55)                   30                  (188)

Minority interest                                              164                  (119)                  143
                                                      ------------          ------------          ------------

Net loss                                                   (17,375)               (5,826)               (4,740)

Preferred stock dividends                                   (1,933)                   --                    --
                                                      ------------          ------------          ------------

Net loss attributable to common stockholders          $    (19,308)         $     (5,826)         $     (4,740)
                                                      ============          ============          ============

Net loss per common share:
   Basic and diluted                                  $      (0.55)         $      (0.25)         $      (0.27)

Weighted average number of  common
 shares                                                 35,057,725            23,323,439            17,691,690

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of changes in stockholders' equity and comprehensive loss

--------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                     foreign
                                                Number of                         Additional         currency
                                                 common             Common         paid-in         translation          Accumulated
                                                 shares              stock         capital          adjustment            deficit
                                                                                       ($ thousand, except number of shares)
As of September 30, 1997                       15,249,221         $       --     $    9,962         $      164          $   (7,376)

Issuance of common stock for cash               3,447,095                 --          3,935                 --                  --
Issuance of common stock relating to
 acquisition of NHS                               500,000                 --            500                 --                  --
Issuance of common stock relating to
 acquisition of Porkpine                          225,000                 --            326                 --                  --
Issuance of common stock relating to
 failed acquisition                               100,000                 --            100                 --                  --
Net loss                                               --                 --             --                 --              (4,740)
Effect of foreign currency translation                 --                 --             --               (375)                 --
                                               ----------         ----------     ----------         ----------          ----------

As of September 30, 1998                       19,521,316         $       --     $   14,823         $     (211)         $  (12,116)



                                                     Comprehensive
                                                        income/
                                                         (loss)              Total

As of September 30, 1997                              $   (7,212)         $    2,750

Issuance of common stock for cash                             --               3,935
Issuance of common stock relating to
 acquisition of NHS                                           --                 500
Issuance of common stock relating to
 acquisition of Porkpine                                      --                 326
Issuance of common stock relating to
 failed acquisition                                           --                 100
Net loss                                                  (4,740)             (4,740)
Effect of foreign currency translation                      (375)               (375)
                                                      ----------          ----------

As of September 30, 1998                              $  (12,327)         $    2,496

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of changes in stockholders' equity and comprehensive loss (Continued)

--------------------------------------------------------------------------------

                                                                                                 Cumulative
                                                                                                  foreign
                                                Number of                      Additional         currency
                                                 common         Common          paid-in          translation         Accumulated
                                                 shares          stock          capital          adjustment            deficit
                                                                                      ($ thousand except number of shares)
As of September 30, 1998                       19,521,316       $  --         $   14,823         $     (211)         $  (12,116)

Issuance of common stock for cash               4,709,333          --              3,882                 --                  --
Issuance of common stock relating to
 conversion of notes payable                      666,667          --                500                 --                  --
Issuance of common stock relating to
 acquisition of DBS Direct                      4,589,732          --              6,039                 --                  --
Net loss                                               --          --                 --                 --              (5,826)
Effect of foreign currency translation                 --          --                 --                 25                  --
Debt discount                                          --          --              1,122                 --                  --
Prepaid fees                                           --          --              1,720                 --                  --
                                               ----------         ---         ----------         ----------          ----------

As of September 30, 1999                       29,487,048       $  --         $   28,086         $     (186)         $  (17,942)



                                                 Comprehensive
                                                     income/
                                                     (loss)               Total

As of September 30, 1998                           $  (12,327)         $    2,496

Issuance of common stock for cash                          --               3,882
Issuance of common stock relating to
 conversion of notes payable                               --                 500
Issuance of common stock relating to
 acquisition of DBS Direct                                 --               6,039
Net loss                                               (5,826)             (5,826)
Effect of foreign currency translation                     25                  25
Debt discount                                              --               1,122
Prepaid fees                                               --               1,720
                                                   ----------          ----------

As of September 30, 1999                           $  (18,128)         $    9,958

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of changes in stockholders' equity and comprehensive loss (Continued)

--------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                                                      foreign
                                                    Number of                      Additiona          currency
                                                     common         Common          paid-in          translation         Accumulated
                                                     shares          stock          capital          adjustment            deficit
                                                                                      ($ thousand except number of shares)
As of September 30, 1999                            29,487,048       $  --         $   28,086         $     (186)        $  (17,942)

Issuance of common stock for cash                    4,531,250          --              3,531                 --                 --
Issuance of common stock for cash upon
 the exercise of warrants                               55,370          --                 97                 --                 --
Issuance of common stock relating to
 acquisition of MonsterBook                          2,962,773          --             12,355                 --                 --
Deemed dividend to preferred stockholders
 in relation to warrants issued                             --          --              1,025                 --                 --
Issuance of common stock relating to
 compensation for termination of employment             50,000          --                137                 --                 --
Net loss to common shareholders                             --          --                 --                 --            (19,308)
Effect of foreign currency translation                      --          --                 --                713                 --
                                                    ----------       -----         ----------         ----------         ----------

As of September 30, 2000                            37,086,441       $  --         $   45,231         $      527         $  (37,250)
                                                    ==========       =====         ==========         ==========         ==========



                                                        Comprehensive
                                                            income/
                                                            (loss)               Total

As of September 30, 1999                                  $  (18,128)         $    9,958

Issuance of common stock for cash                                 --               3,531
Issuance of common stock for cash upon
 the exercise of warrants                                         --                  97
Issuance of common stock relating to
 acquisition of MonsterBook                                       --              12,355
Deemed dividend to preferred stockholders
 in relation to warrants issued                                   --               1,025
Issuance of common stock relating to
 compensation for termination of employment                       --                 137
Net loss to common shareholders                              (19,308)            (19,308)
Effect of foreign currency translation                           713                 713
                                                          ----------          ----------

As of September 30, 2000                                  $  (36,723)         $    8,508
                                                          ==========          ==========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

--------------------------------------------------------------------------------

                                                         Year ended        Year ended        Year ended
                                                        September 30,     September 30,     September 30,
                                                            2000              1999              1998
                                                        ($ thousand)      ($ thousand)      ($ thousand)
Cash flows from operating activities
   Net loss                                               $(17,375)         $ (5,826)         $ (4,740)

Adjustments to reconcile net loss to net cash
 provided by operating activities
   Depreciation                                                 64                85               113
   Loss from the sale of fixed assets                           12                33                --
   Amortization of license                                      62               121               124
   Amortization of goodwill - subsidiaries                   1,497               438               205
   Amortization of goodwill - affiliates                       962               447                --
   Amortization of prepaid fees                              1,423               297                --
   Forgiveness of debt on termination of
    TMNI licence                                              (374)               --                --
   Impairment of license                                       630               261                --
   Provision for irrecoverable restaurant credits               --                18                --
   Share of loss of affiliates                               2,701               443               949
   Accrued interest expense                                    333               177               252
   Debt discount expense                                       142               980                --
   Accrued sign-on fees                                         --              (296)              296
   Reserve against non-trade receivable                         --                --               453
   Provision against security deposit                          630                --                --
   Minority interest                                           719               119               143
   Shares issued as termination payment                        137                --                --
   Impairment of goodwill - NHS                              4,316                --                --

Changes in assets and liabilities
   Trade accounts payable                                      203                92              (289)
   Accrued liabilities                                          82              (391)              (36)
   Accounts receivable                                         222               178                36
   Restaurant credits                                          128                49               106
   Prepaid expenses and other current assets                   181              (146)             (154)
   Deferred income                                              --              (397)              160
   Advances from affiliate companies                            --               114                --
   Other assets                                               (488)              164              (140)
                                                          --------          --------          --------

Net cash used in operating activities                       (3,793)           (3,040)           (2,522)
                                                          --------          --------          --------
Cash flows from investing activities
   Cash paid for interest in DBS Direct                       (563)             (937)               --
   Cash paid for interest in other affiliates                   --               (26)             (571)
   Net cash paid to acquire NHS                                 --            (1,997)           (1,702)
   Net cash paid to acquire Breakaway                           --                --              (127)
   Cash paid to acquire MonsterBook                           (138)               --                --
   Cash paid for lease deposit                              (1,529)               --                --
   Net proceeds (cash paid) on fixed assets                    (67)                9               (37)
                                                          --------          --------          --------

Net cash used in investing activities                       (2,297)           (2,951)           (2,437)
                                                          --------          --------          --------

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                            Year ended        Year ended       Year ended
                                                           September 30,     September 30,    September 30,
                                                               2000              1999             1998
                                                           ($ thousand)      ($ thousand)     ($ thousand)
Cash flows from financing activities
   Advances to related parties                                 (4,074)           (1,444)               (2)
   Proceeds received from issuance of preferred
    stock                                                      10,000                --                --
   Issue costs of preferred stock                                (650)               --                --
   Net proceeds received from issuance of
    common stock                                                3,531             3,882             3,935
   Net proceeds from issuance of warrants                          97                --                --
   Bank credit line                                                 2                19                --
   Proceeds from notes payable                                     --             3,900             1,615
   Repayment of loans and notes payable                        (3,688)           (1,327)               --
                                                             --------          --------          --------

Net cash provided by financing activities                       5,218             5,030             5,548
                                                             --------          --------          --------

Effects of exchange rate changes on cash                          713                 4              (112)
                                                             --------          --------          --------

Net (decrease) in cash and cash equivalents                      (159)             (957)              477

Cash and cash equivalents at beginning of period                  548             1,505                13
Cash acquired as part of acquisitions                              55                --             1,015
                                                             --------          --------          --------

Cash and cash equivalents at end of period                   $    444          $    548          $  1,505
                                                             ========          ========          ========

Supplemental disclosures of cash flow information

   Cash paid during the year for:
     Interest                                                $      1          $    347          $     75
     Taxes paid                                              $      2          $    Nil          $    Nil

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(1) In December, 1997, the Company issued 500,000 shares of its common stock as part payment for the acquisition by NHS Australia Pty Limited of the business of Nationwide Helpline Service Pty Limited. In November, 1998, the Company and TME jointly acquired the remaining 49% of NHS. The consideration paid totalled $4,199,000 made up as follows:

                                                                    ($ thousand)

         Cash payment                                                $   3,699
         Issuance of 500,000 shares of Common Stock                        500
                                                                     ---------

                                                                     $   4,199
                                                                     =========

(2) In May, 1998, the Company issued 225,000 shares of its common stock as part payment for its investment in Porkpine Limited ("Porkpine"). The consideration paid totalled $923,000 made up as follows:

                                                                    ($ thousand)

         Cash payment                                                $     597
         Issuance of 225,000 shares of Common Stock                        326
                                                                     ---------

                                                                     $     923
                                                                     =========

(3) In June, 1999, the Company issued 4,589,732 shares of its common stock as part payment for its 50% investment in DSS Direct Connect, LLC ("DBS Direct"). The remaining interest of 50% was acquired by TME. The consideration paid totalled $7,538,000 made up as follows:

                                                                    ($ thousand)

         Issuance of 4,589,732 shares of Common Stock                $   6,039
         Capital contribution
            Paid                                                           937
            Deferred                                                       562
                                                                     ---------

                                                                     $   7,538
                                                                     =========

      The deferred capital contribution was paid in November and December 1999.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(4) In April, 2000, the Company issued 2,962,773 shares of its common stock as payment for its investment in MonsterBook. The consideration paid totalled $12,493,000 made up as follows:

                                                                    ($ thousand)

         Issuance of 2,962,773 shares of Common Stock                $  12,355
         Cash paid                                                         138
                                                                     ---------

                                                                     $  12,493
                                                                     =========

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

      On December 2, 1997, Taste Card Pty Limited (f.k.a Transmedia Australia Travel Holdings Pty Limited) ("Transmedia Australia"), a company owned equally by the Company and Transmedia Europe, Inc. ("TME"), purchased 51% of the Common Stock of NHS Australia Pty Limited ("NHS"). On November 17, 1998 Transmedia Australia acquired the remaining 49% of NHS.

      On May 14, 1998 the Company and TME purchased jointly 100% of the outstanding Common Stock of Porkpine Limited ("Porkpine").

      On May 22, 1998 Taste Card Pty Limited, a company owned equally by the Company and TME acquired 100% of the issued share capital of Breakaway Travel Club Pty Limited ("Breakaway").

      In July 1998, the Company and TME jointly incorporated Countdown America, Inc. which changed its name to Countdown USA, Inc. on March 23, 1999 ("Countdown USA").

      On June 15, 1999 the Company and TME purchased jointly 100% of the outstanding Common Stock of DSS Direct Connect, LLC ("DBS Direct").

      On April 7, 2000 the Company and Transmedia Network, Inc. ("Network") executed a termination agreement pursuant to which the Company agreed to cancel the license agreement entered into on May 2, 1994.

      On April 13, 2000 the Company acquired 100% of the outstanding Common Stock of MonsterBook.com, Inc ("MonsterBook").

      On December 28, 1999 the Company and TME executed a definitive merger agreement ("Merger Agreement"). Under the terms of the Merger Agreement the Company will issue one share of its common stock for one common stock of TME. The merger is subject to a number of conditions including shareholder approval.

      As of September 30, 2000, the Company had the following equity interests in its direct subsidiaries and affiliates:

                                                     Country of
                    Name                            incorporation        % owned

       Subsidiaries
          Transmedia Australia Pty Limited            Australia            100
          Transmedia Australasia Limited             New Zealand           100
          MonsterBook.com, Inc                           USA               100
          Taste Card Pty Limited                      Australia             50
          Transmedia Australia Holdings
          Pty Limited                                 Australia             50

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

1     The Company (Continued)

                                                 Country of
                    Name                        incorporation           % owned

       Affiliates
          Countdown Holdings Limited                 UK                    50
          Porkpine Limited                 Jersey/Channel Islands          50
          DSS Direct Connect, LLC                    USA                   50
          Countdown USA, Inc.                        USA                   50

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

            Investments in affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method the Company records its proportionate share of profits and losses based on its percentage interest in those affiliates.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern depends on its ability to obtain outside financing sufficient to support its operations. Refer to Note 3.

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

            The Company historically reviewed recoverability of restaurant credits and established an allowance for restaurant credits to restaurants that had ceased operations or whose credits may not be utilized by cardholders. The allowance for irrecoverable restaurant credits as of September 30, 2000 considers the effect of management's decision not to establish a new dining product post termination of the Network License.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (c)   Long-lived assets

            Long-lived assets, such as office furniture and equipment, goodwill and other intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. During fiscal 2000 an impairment write-down of $4,316,000 was recorded against NHS goodwill and $630,000 against the Transmedia License (fiscal 1999 - $260,000; fiscal 1998 - $Nil).

      (d)   Intangible assets excluding goodwill

            Other intangible assets consisted primarily of the cost of the Transmedia License paid to Network in cash plus the fair value of shares of Common Stock granted in exchange for the Transmedia License to operate in the licensed territories using the systems, procedures and 'know how' of the Transmedia business. The license cost was being amortized on a straight-line basis over its estimated useful life of 15 years from the commencement of operations in November 1994, until terminated in April 2000. On termination the unamortized balance of $630,000 was written off in full and included in loss from operations.

      (e)   Office furniture and equipment

            Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives which are between 3-5 years.

      (f)   Goodwill

            The excess of cost of investments over the fair value of net assets acquired which is not otherwise allocated is determined to be goodwill and is amortized on a straight-line basis over a period of five, ten or fifteen years.

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

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (h)   Revenue recognition

            During the last quarter of fiscal 2000 the Company retroactively applied the guidance in Staff Accounting Bulletin ("SAB") 101 and EITF 99-19 by reporting certain revenues net.

            Revenues are recognized as follows:

            (i) the retail value of food and beverages purchased from participating restaurants by the Company's Transmedia. cardholders less the cardholders' 20% or 25% discount net of the cost of providing the restaurant credit are recognized at the time of sale. (Refer to Note 2(b))

            (ii) membership fees charged to Transmedia card-holders and NHS sponsoring corporations are non-refundable and recognized ratably over the period for which the service is provided.

            (iii) Travel agency commissions are recognized once bookings have been confirmed and payment made.

            (iv) MonsterBook sells business advertising space on their website and in a hardbound directory distributed for free to subscribers. The price charged to advertisers includes a listing on the website for one year and inclusion in a predetermined amount of hardbound directories. The Company allocates 80% of this type of advertising revenue to the value of the hardbound directory. Once the directory is distributed and collection likely revenue is recognized on this portion ratably over the distribution period; generally three months. The remaining 20% of revenue is allocated to the website listing.

      (i)   Foreign currencies

            The reporting currency of the Company is the United States dollar. The Company's functional currencies are the United States dollar, the Australian dollar, the UK pound sterling and the Irish punt. The Australian dollar is the functional currency of the Company's member benefits and travel businesses because it is the primary currency of the environment in which the businesses operate as autonomous units. All cash generated and expended by these businesses is primarily in Australian dollars. For the same reasons the functional currency of the company's interest in Countdown is the UK pound sterling because that business is located, and primarily operates in, the United Kingdom. Similarly the functional currency of the Company's interest in Porkpine is the Irish punt because that business is located, and primarily operates in the Republic of Ireland. The functional currency of the Company's interest in MonsterBook is the United States dollar because that business is located and operates in the United States.

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

            Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations. In the year ended September 30, 2000 the Company recorded an exchange gain of $Nil (fiscal 1999 - gain of $212,000; fiscal 1998 - loss of $80,000).

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (i)   Foreign currencies (Continued)

            The average exchange rates for the years ended September 30, 2000, 1999 and 1998 and the exchange rates in effect as of September 30, 2000, 1999 were as follows:

                                               UK pound    Australian    Ireland
                                               sterling      dollar       punt
           Average exchange rates

             Year ended September 30, 2000      1.5265       0.6076      1.2259
             Year ended September 30, 1999      1.6244       0.6649      1.3773
             Year ended September 30, 1998      1.6533       0.6470      1.4215

           Closing exchange rate

             September 30, 2000                 1.4791       0.5417      1.1227
             September 30, 1999                 1.6463       0.6528      1.3513

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

      (l)   Financial instruments

            Financial instruments held by the Company include cash and cash equivalents, notes payable, restaurant credits, amounts due from/to related parties and investment in affiliates and approximated fair value as of September 30, 2000 and 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

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

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (n)   Stock compensation

            The Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for stock options issued to employees. The Company follows the fair value method of accounting prescribed by SFAS No. 123 for stock and warrants issued to non-employees in exchange for services to non-employees.

      (o)   Earnings per share

            The Company follows SFAS No. 128, "Earnings per share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the year. Assumed exercise of options and warrants has not been included in the calculation of diluted loss per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

      (p)   Recent accounting pronouncements not yet implemented

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting for the various derivative instruments commonly used in hedging activities. This standard is now effective for fiscal years beginning after June 15, 2000. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore adoption of this pronouncement will not have a significant effect on its financial statements.

            In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB No. 101, as amended by SAB 101B, in the fourth quarter of fiscal 2001, however as stated in paragraph (h) above this SAB has been adopted in preparing these financial statements.

            In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management believes that the adoption of Interpretation No. 44 note will not have a material impact on the Company's financial position or results of operations.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2     Significant accounting policies (Continued)

      (p)   Recent accounting pronouncements not yet implemented (Continued)

            In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs". EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. EITF 00-2 is effective in the first quarter of fiscal 2001, in accordance with EITF 00-2 the Company capitalizes certain costs and expenses others. Accordingly the Company capitalizes a portion of the labor costs associated with substantive website development and improvement activities. Labor costs associated with maintenance and routine changes are expensed in the period incurred. Amortization is recorded using the straight-line method over 5 years. Included within Other Assets as of September 30, 2000 is the amortized balance of $137,000 relating to such costs.

3     Going concern

      The financial statements record a loss for the year ended September 30, 2000 of $19,308,000, which, when taken with the previous years' results, result in an accumulated deficit of $37,250,000 at September 30, 2000.

      The Company has strategically reviewed each of its operating businesses and with TME each of its affiliated businesses. Management projects that each business will, as a result, be operating cash flow positive by the second half of fiscal 2001. However, cash projected to be generated by the operations of the Company's subsidiaries and affiliates in fiscal 2001 will not be sufficient to fund corporate overhead or the costs of the proposed merger with TME.

      The Company does not have existing lines of credit and therefore, in light of the above, the Company will require an additional cash infusion in the second quarter of fiscal 2001 and may require further cash infusions thereafter. Management believes that it will be able to secure sufficient funds to operate in the foreseable future either independently or via the recovery of short-term indebtedness from TME. It should be noted however that there is no assurance that additional funds can be raised or that the cost of such funds and/or the extent of dilution to existing shareholders would be acceptable to the Company.

4     Revenues

                                                      Year ended       Year ended       Year ended
                                                     September 30,    September 30,    September 30,
                                                         2000             1999             1998
                                                     ($ thousands)    ($ thousands)    ($ thousands)
       Revenues comprise of the following:
          Retail value of food and beverage
           purchased from participating restaurants         297              645            1,172
          Cost of revenue                                  (245)            (431)            (762)
                                                       --------         --------         --------

                                                             52              214              410

          Membership fees                                 1,034            1,950            2,689
          Travel agency commission                          477            1,396              806
          Sale of advertising space                          63                -                -
                                                       --------         --------         --------

                                                       $  1,626         $  3,560         $  3,905
                                                       ========         ========         ========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

5     Related party transactions

      Amounts due from/to related parties are made up as follows:

                                                  September 30,  September 30,
                                                      2000           1999
                                                  ($ thousand)   ($ thousand)

        Amounts due from:

          TME                                      $   3,661      $       -
          Countdown                                        -             23
                                                   ---------      ---------

                                                   $   3,661      $      23
                                                   =========      ==========

       Amounts due to:

          J V Vittoria                             $   1,422      $   1,302
          TMNI                                             -            355
          TME                                              -            270
          Countdown USA (see also Note 6)                386            124
          J Vittoria, Jnr                                250              -
                                                   ---------      ---------

                                                   $   2,058      $   2,051
                                                   =========      =========

      Loans to related parties are unsecured, non-interest bearing and repayable upon demand except as noted below.

      During fiscal 1997 the Company entered into an agreement with Mr J Vittoria, a director and shareholder of the Company, whereby Mr Vittoria advanced a loan of $1,000,000 to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum and is collaterized by a pledge of all the shares of Countdown purchased by the Company, was originally scheduled to mature on September 27, 1997. The loan was renewed upon maturity for an indefinite period by agreement between the Company and Mr Vittoria. The loan is repayable on 60 days notice from Mr Vittoria. A further unsecured amount of $250,000 was advanced by Mr Vittoria's son in fiscal 2000.

      During the year ended September 30, 2000, the Company was charged a corporate management fee of $1,191,000 (fiscal 1999 - $1,210,000; fiscal 1998 - $1,060,000) from TME in respect of the Company's share of head office expenses, comprising salaries, rent, travel and other associated office and professional costs.

      During the year ended September 30, 2000 the Company appointed a Director whose own company charged the Company $500,000 for his services as a director.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6     Investment in affiliated companies

      (a)   Investments in affiliated companies is made up as follows:

                                                    September 30,  September 30,
                                                        2000           1999
                                                    ($ thousand)   ($ thousand)

       Countdown
          Cost of investment                         $   2,682      $   2,682
          Cost of option                                   172            172
          Shares of losses                                (983)          (798)
          Amortization of goodwill on investment          (633)          (405)
                                                     ---------      ---------

                                                     $   1,238      $   1,651
                                                     ---------      ---------

       Porkpine
          Cost of investment                         $     923      $     923
          Shares of losses                                 (92)           (76)
          Amortization of goodwill on investment          (141)           (82)
                                                     ---------      ---------

                                                     $     690      $     765
                                                     ---------      ---------

       DBS Direct
          Cost of investment                         $   7,538      $   7,538
          Shares of losses                              (2,595)          (319)
          Amortization of goodwill on investment          (872)          (197)
                                                     ---------      ---------

                                                     $   4,071      $   7,022
                                                     ---------      ---------

       Total investment in affiliates                $   5,999      $   9,438
                                                     =========      =========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6     Investment in affiliated companies (Continued)

                                                                   September 30,   September 30,
                                                                       2000            1999
                                                                   ($ thousand)    ($ thousand)
      Countdown USA
         Cost of investment                                         $      25        $      25
         Shares of losses                                                (411)            (184)
         Amounts due from Countdown USA                                     -               35
                                                                    ---------        ---------

      Included within related parties (See also Note 5)             $    (386)       $    (124)
                                                                    =========        =========

      (b)   DBS Direct summary financial information

      Current assets                                                $   4,191        $     165

      Non current assets                                                  228            1,459
                                                                    ---------        ---------

      Total assets                                                  $   4,419        $   1,624
                                                                    =========        =========

      Current liabilities                                           $   8,191        $     844
                                                                    =========        =========

      Revenues                                                      $   3,321        $   1,564
                                                                    =========        =========

      Gross profit                                                  $     953        $     539
                                                                    =========        =========

      Selling, general and administrative expenses                  $   5,463        $   2,011
                                                                    =========        =========

      Net loss                                                      $  (4,552)       $  (1,518)
                                                                    =========        =========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7     Goodwill and other intangible assets

       Goodwill is made up as follows:

                                                                    September 30,  September 30,
                                                                        2000           1999
                                                                    ($ thousand)   ($ thousand)
          Acquisition of NHS                                         $   5,213      $   5,213
          Acquisition of Breakaway                                          59             59
          Acquistion of MonsterBook                                     12,693              -
                                                                     ---------      ---------

                                                                        17,965          5,272

          Less: Accumulated amortization                                (2,139)          (642)
                Impairment write-down of NHS                            (4,316)             -
                                                                     ---------      ---------

                                                                     $  11,510      $   4,630
                                                                     ---------      ---------

        Other intangible assets is made up as follows:

          Transmedia license                                             1,841          1,841

          Less: Accumulated amortization                                (1,211)          (889)
                Impairment write-down of license                          (630)          (260)
                                                                     ---------      ---------

                                                                     $       -      $     692
                                                                     =========      =========

      The impairment to the carrying value of NHS goodwill arises from the loss of significant customers in the year.

      The impairment to the carrying value of the license arises from the termination of the Transmedia Licence Agreement during the year.

8     Acquisition

      On April 13, 2000 (the "Effective Date") the Company, Asia Merger Sub II, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), and MonsterBook.com, Inc. ("MonsterBook") consummated a merger (the "Merger") of Merger Sub with and into MonsterBook pursuant to which MonsterBook became a wholly owned subsidiary of the Company. The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 8, 2000, by and among the Company, Merger Sub, MonsterBook and William H McKee and Frank T Vega. The merger was accounted for as a purchase.

      MonsterBook produces and distributes a printed e-business directory for the Internet.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

8     Acquisition (Continued)

      Pursuant to the terms of the Merger Agreement, as of the Effective Date, each of the outstanding shares of common stock of MonsterBook, par value $0.0001 per share, was converted into the right to receive either (a) $0.27105114 in cash, without interest (the "Cash Consideration") or (b)
      0.0735054 of a share of common stock of the Company, par value $0.00001 per share (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). The Stock Consideration issued by the Company was 2,962,773 shares of its common stock, and the Cash Consideration paid by the Company was approximately $138,000. Based on an average closing price of the Company's common stock around the April 13, 2000, the date the acquisition was agreed and announced, of $4.17 per share, the Stock Consideration had a value of $12,355,000, giving a total consideration of $12,493,000. In addition, the Company converted existing MonsterBook options into options to acquire approximately 362,749 shares of the Company's common stock.

      The total consideration has been allocated to net current liabilities acquired of $200,000 and goodwill of $12,693,000. Goodwill is being amortized over 5 years.

      The following pro forma consolidated financial information has been prepared to reflect the aquisition. The pro forma financial information is based on the historical financial statements of the Company and those of the aquired business. The accompanying pro forma Operating Statements are presented as if the acquisition occurred on October 1, 1998. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the company would have been assuming the acquisition had been completed as October 1, 1998, and neither is it necessarily indicative of the results of operations for future periods.

                                                   Year ended      Year ended
                                                  September 30,   September 30,
                                                      2000            1999
                                                  ($ thousands)   ($ thousands)

          Revenues                                 $   1,640        $   3,734
                                                   =========        =========

          Loss from operations                     $ (14,623)       $  (6,148)
                                                   =========        =========

          Net loss                                 $ (20,577)       $  (8,613)
                                                   =========        =========


The above unaudited pro forma consolidated Financial Information has been adjusted to reflect amortisation of intangibles as generated by the acquisition over a five year period.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9     Notes payable

      (a) On November 16, 1998 the Company entered into a One Year Secured Promissory Note ("Note") in the principal sum of $3.4 million executed with FAI General Insurance, a shareholder of the Company and TME. Interest on the Note accrued at the rate of 10% per annum and was payable quarterly in arrears. The Note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Note was originally repayable on November 16, 1999.

            Interest on the Promissory Note was paid to November 15, 1999 and the Company repaid $400,000 of principal in November 1999. On November 30, 1999 the Note holder and the Company executed a new note representing the balance of principal of $3 million. The new note was payable on February 15, 2000 with interest at the rate of 10% per annum payable at maturity. The new note was secured by a charge over Transmedia Australia and was guaranteed by TME. The Note was repaid on that date.

            The Note holder received a three year warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $1.00 per share. In addition the Company agreed to exchange warrants to purchase 633,366 shares of common stock exercisable at prices between $1.00 and $1.40, for a warrant to purchase shares at an exercise price of $1.00.

            The warrants were valued at approximately $1,122,000 using the Black-Scholes model and the Company recorded the amount as a debt discount, with a related credit to additional paid-in capital. The debt discount is being amortized over the life of the Note. As of September 30, 2000 the balance of the debt discount, net of amortization, was $Nil.

      (b) On February 5, 1999 the Company engaged in a private placement of debt securities. The Placement was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act 1933, as amended, and Regulation D promulgated thereunder. The placement consisted of a $500,000 face amount zero coupon promissory note payable on March 5, 1999. The note holder received a three year warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.25 per share. The fair value of the warrant was assessed using the Black-Scholes model but not considered material. The warrant was exercisable at any time after issuance, being February 5, 1999 through February 4, 2002. The Company failed to pay the Note on the due date but the note holder agreed to extend the repayment date to June 21, 1999.

            In consideration for the additional time granted by the holder to pay the promissory note, the Company granted the holder an additional warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share for no additional consideration. The fair value of the warrant was assessed using the Black-Scholes model but not considered material. The additional warrant was exercisable at any time after issuance, being February 5, 1999 through February 4, 2002. The Company also granted the holder the right, prior to repayment, to convert the promissory note in whole or in part into shares of Common Stock at a conversion price of $0.75 per share. On June 18, 1999 the promissory note holder exercised his conversion privilege and the Company issued 666,667 shares of Common Stock in full satisfaction of the promissory note.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

10    Series A Convertible Preferred Stock

      On March 27, 2000 the Company sold, in a private placement (the "Placement") pursuant to the exemption from registration afforded by
      Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, 10,000 shares of a newly designated Series A Convertible Preferred Stock, par value $0.01 at an issue price of $1,000 per share ("Preferred Shares") resulting in net proceeds to the Company of approximately $9,350,000. In connection with the Placement the Company paid due diligence costs of $50,000 in cash and granted to the purchasers of the Preferred Shares five year warrants to purchase in aggregate 385,542 shares of the Company's common stock at an exercise price of $6.225 per share. Additionally, the Company paid a cash fee of $600,000 for services in connection with the Placement and granted them five year warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $6.225 per share. The fair value of the warrants issued to the purchasers of the Preferred Shares totalled $1,025,000 using the Black-Scholes model and the Company recorded such amount as preferred stock dividends in the quarter ended March 31, 2000, with a related credit to additional paid-in capital. The cash fee paid for services in connection with the Placement has been treated as a deemed dividend.

      The Preferred Shares rank senior to all common stock and to all other series of preferred stock when and if issued unless otherwise agreed to by the holders of the Preferred Shares, and entitle the holder to dividends as declared on a non-cumulative basis. The principal terms of the Preferred Shares are:

      (i) Liquidation Preference: $1,000 per share plus 5% per annum subject to certain adjustments. Neither a consolidation, merger nor sale of all of the Company's assets shall in and of itself be considered a liquidation.

      (ii) Conversion: Preferred Shares can be converted into common stock through December 27, 2000 at a price of $6.225 per share. Thereafter the conversion ratio shall be the lower of $6.74375 and the average market price determined as of December 27, 2000, as reset at the end of each six month period thereafter through March 27, 2003. The average market price shall be the average of the five lowest sale prices for five of the twenty trading days immediately preceding the relevant determination date. The applicable conversion price shall also be reduced, on a weighted average basis, to adjust for issuances of equity at a price per share lower than the conversion price then in effect. In addition, adjustments shall be made to reflect dividends paid with respect to capital stock ranking junior as to dividends or liquidation rights to the Preferred Shares as well as the issuance of options or warrants. Additionally, holders of the Preferred Shares can require redemption by the Company upon the occurrence of certain events, including but not limited to, delisting of the Company's shares of common stock from the NASDAQ SmallCap market, absence of a closing bid price for five consecutive trading days, restriction on sale for thirty or more days after a registration statement covering the shares of common stock underlying the Preferred Shares has been declared effective or the taking of any action without the authorization of a majority in interest of the holders of the Preferred Shares which would be adverse to their rights.

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

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

10    Series A Convertible Preferred Stock (Continued)

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

11    Stockholders equity

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

      During the quarter ended March 31, 2000 the Company issued 50,000 shares of its common stock in part payment of its obligations pursuant to a settlement agreement executed by the Company and Michael R Chambrello, former Chief Executive Officer of the Company. The Company issued 55,370 shares of its common stock upon exercise of a warrant resulting in net proceeds to the Company of $97,000.

12    Income (tax) benefit

      Income taxes reflected in the accompanying consolidated statements of operations differed from the amounts computed by applying the US federal tax rate of 35% to loss before taxes as a result of the following:

                                                    Year ended      Year ended       Year ended
                                                   September 30,   September 30,    September 30,
                                                       2000            1999             1998
                                                   ($ thousands)   ($ thousands)    ($ thousands)
          Computed 'expected' tax benefit            $   5,672       $   2,068        $   1,122
          Change in valuation allowance against
           deferred tax assets                          (2,984)         (1,455)          (1,036)
          Non deductible expenses                       (2,743)           (583)            (213)
          Other (net)                                        -               -              (61)
                                                     ---------       ---------        ---------

                                                     $     (55)      $      30        $    (188)
                                                     =========       =========        =========

      As of September 30, 2000 the majority of the losses carried forward arise in the Company and expire after twenty years.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12    Income (tax) benefit (Continued)

      The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                   Year ended      Year ended       Year ended
                                                  September 30,   September 30,    September 30,
                                                      2000            1999             1998
                                                  ($ thousands)   ($ thousands)    ($ thousands)
       Deferred tax assets:

          Net operating loss carry forwards         $   7,501        $   4,517        $   3,062
                                                    ---------        ---------        ---------

       Total                                            7,501            4,517            3,062
       Less valuation allowance                        (7,501)          (4,517)          (3,062)
                                                    ---------        ---------        ---------

       Net deferred tax assets                      $       -        $       -        $       -
                                                    =========        =========        =========

13    Loss per common share

      The following table summarises securities that were outstanding at September 30, 2000, 1999 and 1998, but not included in the calculation of diluted loss per share because such shares are anti-dilutive.

                                                    September 30,   September 30,    September 30,
                                                        2000            1999             1998
          Stock options and warrants                 9,338,743       7,692,965        3,952,145

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

14    Leases

      The Company leases certain office space under lease agreements.

      Future minimum lease payments under non-cancellable operating leases as of September 30, 2000, are as follows:

                                                      ($ thousands)

          Year ending September 30, 2001                  1,763
          Year ending September 30, 2002                  1,801
          Year ending September 30, 2003                  1,802
          Year ending September 30, 2004                  1,927
          Year ending September 30, 2005                  1,665
          Thereafter                                      8,564
                                                       --------

                                                       $ 17,522
                                                       ========

      The amount charged to the consolidated statement of operations for rent expense in the year ended September 30, 2000 was $278,000 (fiscal 1999 - $187,000; fiscal 1998 - $218,000).

      The above reflects a lease agreement existing as of September 30, 2000 which the Company is seeking to cancel and for which it has made a $630,000 provision representing the portion of the deposit not expected to be refunded. The annual commitment under this lease is $1,546,000 payable for 10 years.

15    Stock options and warrants

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

      The Company issued options for 40,000 shares of Common Stock in 1996 (of which 10,000 were cancelled in 1998) and 10,000 in 1997 under the Company's 1996 Stock Option Plan for Outside Directors ("the 1996 Plan"). The 1996 Plan provides that the Stock Option Committee of the Board of Directors may grant stock options with respect to a maximum of 300,000 shares of common Stock. The options have a five year term.

      In April 1997, the Company granted a warrant to purchase up to 277,193 shares of Common Stock at a purchase price of $0.90 per share to the owner of Countdown as part of the consideration given for the 50% purchase of Countdown. In addition, the Company issued in April 1997 warrants to purchase 138,596 shares of Common Stock at an exercise price of $1.13 per share with an expiration date of April 2002. These warrants were exercisable from the date of issue.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

15    Stock options and warrants (Continued)

      In April and July 1999 the Company issued 3,000,000 warrants in lieu of payment to external advisors. The warrants were valued at approximately $1,720,000 using the Black-Scholes model and the Company has recorded the amount as prepaid fees with a related credit to additional paid-in capital. The prepaid fees have been charged to the statement of operations over the minimum period of the services provided. These warrants were exercisable from the date of issue.

      Stock option and warrant activity during the periods indicated is as follows:

                                                 Options      Weighted       Warrants      Weighted
                                                number of      average       number of      average
                                                 shares    exercise price     shares    exercise price
       As of September 30, 1997                  840,000     $    1.03       1,198,825    $    1.45
       Granted                                   120,000          1.50       1,793,320         1.20
                                              ----------     ---------      ----------    ---------

       As of September 30, 1998                  960,000     $    1.09       2,992,145    $    1.30
       Granted                                    20,000     $    1.59       5,720,802         0.88
       Cancelled                                (100,000)         1.50        (799,982)        1.60
       Expired                                  (800,000)         1.00        (300,000)        1.83
                                              ----------     ---------      ----------    ---------

       As of September 30, 1999                   80,000     $    1.62       7,612,965    $    0.93

       Granted                                 2,357,739          1.69         757,160         6.11
       Cancelled                              (1,250,000)        0.875               -            -
       Expired                                   (20,000)        1.545        (143,751)           2
       Exercised                                       -             -         (55,370)        1.75
                                              ----------     ---------      ----------    ---------
       As of September 30, 2000                1,167,739     $    2.56       8,171,004    $    1.41
                                              ==========     =========      ==========    =========

      The range of exercise prices for the options is $1.00 to $6.00. The range of exercise prices for the warrants is $0.75 to $6.225. All the warrants shown as of September 30, 2000 and 1999 were exercisable at that date. All options outstanding as of September 30, 1999 were exercisable; however of the total increase in the year only 20,000 are exercisable as the others are subject to shareholder approval.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

15    Stock options and warrants (Continued)

      The Company applies APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, other than in respect of those stated in
      Note 9 and that stated above, no compensation cost has been recognized for its employee stock options and warrants in the financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options not subject to shareholder approval and warrants under SFAS No. 123, the Company's net losses would have been increased to the proforma amounts indicated below:

                                                    September 30,    September 30,    September 30,
                                                        2000             1999             1998
                                                    ($ thousands)    ($ thousands)    ($ thousands)
       Net loss       - As reported                 $   (19,308)     $    (5,826)     $    (4,740)
                      - Proforma                    $   (19,424)     $    (6,103)     $    (4,791)

       Loss per share - As reported
                      - Basic                       $     (0.55)     $     (0.25)     $     (0.27)
                      - Diluted                     $     (0.55)     $     (0.25)     $     (0.27)

       Loss per share - Proforma
                      - Basic                       $     (0.55)     $     (0.26)     $     (0.27)
                      - Diluted                     $     (0.55)     $     (0.26)     $     (0.27)

      In arriving at such proforma amounts, the Company estimates the fair value of each stock option on the grant date by using the Black Scholes Valuation Method with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998 respectively: no dividends paid for all years; expected volatility of 87.66% for fiscal 2000, 45.8% for fiscal 1999 and 1998; a risk free interest rates ranging between 4.13% and 6.7% and an expected life being the remaining term of the option. The per share weighted fair value of the stock options granted in 2000, 1999 and 1998 were $ 2.90 $0.42, and $1.05 respectively.

16    Business and credit concentrations

      The Company's customers are primarily located in Australia and the USA. No one corporate customer accounts for more than 10% of sales revenue for the years ended September 30, 2000, 1999 or 1998.

      No single restaurant credit receivable was greater than 10% of the Company's total restaurant credit receivable balance as of September 30, 2000 or 1999.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

17    Commitments and contingencies

      Legal proceedings

            From time to time the Company is subject to legal proceedings and claims in the ordinary course of business.

            On September 29, 1999 NAMA of Texas filed a civil action against the Company, TME and Countdown USA in Harris County, Texas. NAMA of Texas is a licensee of NAMA, a business acquired by the Company and TME through Countdown USA in November 1998. NAMA of Texas is claiming breach of contract pursuant to a License and Consulting Agreement for the provision, by NAMA, of medical and other benefit programs to NAMA of Teas. NAMA of Texas is claiming damages for loss of business and income in the sum of $5m, punitive damages in the sum of $3m, interest, attorney fees and all costs including court costs. The Company, TME and Countdown USA filed their original answer on November 5, 1999 and on November 12, 1999 filed a Notice of Removal to Federal Court. The Federal Court ordered an initial pre-trial conference for May 18, 2000. At the pre-trial conference the Judge dismissed the case against the Company and TME with the condition that should Countdown USA ultimately lose the case and not be capable of paying any judgement against it, then the Company and TME could be enjoined again. In November 2000, at the direction of the Judge, Countdown USA and NAMA of Texas entered into negotiations to resolve the dispute and agreement was reached which provided for a dismissal of all complaints with each party bearing their own legal costs. An Order To Dismiss With Prejudice was issued by the Court on December 12, 2000.

            The Company and TME are engaged in a dispute with Edward J Guinan, III, former Chief Executive Officer of the Company and TME, with respect to amounts which the Company claims Mr Guinan owes to the Company and with respect to amounts which Mr Guinan claims are owed to him by the Company. Based on other employment the Company considers Mr Guinan's employment agreement to have terminated on September 30, 1999. Mr Guinan's attorneys have challenged this position and have also asserted claims for various advances which Mr Guinan asserts were made on behalf of the Company and for which he claims to be entitled to reimbursement. No legal action has been commenced by the Company or Mr Guinan. At this time, the Company cannot determine when and if this dispute can be resolved or what net amount, if any, Mr Guinan owes to the Company or the Company owes to Mr Guinan.

            The Company and TME are engaged in a dispute with Carl Freyer, a former director and consultant to the Company and TME. Mr Freyer claims that an agreement was reached in December 1999 pursuant to which he, or his affiliate, Caribbean Basin Capital Consultants, Inc. ("CBCC"), was granted warrants plus cash payments in lieu of prior compensation arrangements. The Company and TME assert that there is no such valid agreement and that the only rights of Mr Freyer, or his affiliate, relate to the Company's and TME's obligation each submit for shareholder approval, warrants previously granted by each covering 300,000 shares of their respective common stock, exercisable at $1.00 per share. On August 30, 2000 CBCC filed a complaint against the Company and TME in the United States District Court - District of Connecticut alleging, inter alia, breach of contract and claiming compensatory damages, costs of the action and such other and further relief as the Court deems just and proper. The Company and TME file their answer on October 20, 2000 denying all the material allegation in the complaint and demanding judgement against CBCC, dismissing the complaint in its entirety, with prejudice, awarding the Company's and TME's costs of the action and such other and further relief as the Court deems just and proper. The proceeding is currently at discovery stage. The Company has no basis at this time for determining the likely outcome of the proceeding.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

17    Commitments and contingencies (Continued)

      Legal proceedings (Continued)

            In January 2000, Monster Cable Products, Inc. filed a complaint against the Company's wholly owned subsidiary, MonsterBook, alleging, inter alia, that MonsterBook (a) infringes plaintiff's trademark rights in and to the mark MONSTER and the Monster family of marks (b) dilutes plaintiff's trademark rights under the Lanham Act and (c) is engaging in unfair competition under both federal and California law by use in commerce of said marks. The suit seeks injunctive and monetary relief in excess of $300,000. In February 2000, MonsterBook filed its answer, denying all of the material allegations in the complaint and asserting that there can be no likelihood of confusion because, among other reasons, plaintiff's purported marks are weak and the differences in the products and services of the parties make confusion highly unlikely. In February 2000, the parties served their initial discovery disclosures pursuant to federal and local court rules and have selected mediation of the dispute. As of the date hereof the parties are in negotiation to settle the dispute.

18    Subsequent events

      On December 13, 2000 the Company issued $10,390,000 of two year convertible notes (the "Notes") and 2,289,155 five year warrants (the "Exchange Warrants") in exchange for the retirement of $10,000,000 in aggregate face value of the Company's outstanding Series A convertible preferred stock ("Series A Preferred"), accrued but unpaid Series A Preferred dividends and registration obligations of $390,000 and 2,289,155 five year warrants issuable to the holders of the Series A Preferred based on prior registration obligations of the Company. The Notes bear interest at 12% per annum payable quarterly in arrears. Payment of interest on the first instalment of the Notes is due on March 31, 2001 but may be deferred until June 13, 2001 in exchange for an interest rate on the first instalment of 15% per annum. The Notes are convertible into a maximum of 6,800,000 shares of the Company's common stock. The conversion price is equal to 95% of the average of the lowest five closing bid prices for the previous twenty trading days determined from the date of the notice of conversion. Any principal payments resulting from a conversion will be applied equally over all instalments due. Instalments of principal are due in seven equal quarterly instalments with the first instalment to be paid on June 13, 2001. The Exchange Warrants are non-callable. The company is required to register the 6,800,000 shares subject to conversion as well as the 2,289,155 shares underlying the Exchange Warrants.

      The parties made other agreements in connection with the exchange as follows:

      (i) The Series A Preferred holders agreed not to assert any default rights on the prior failure by the Company to register the shares underlying the Series A Preferred;

      (ii) Each of the holders of the Notes agreed that they may not own at any time more than 3% of the Company's outstanding shares;

      (iii) The Company secured its obligations under the Notes with the pledge of the stock of MonsterBook and DBS Direct; the guarantees of TME, MonsterBook and DBS Direct; and a lien on the assets of MonsterBook and a subordinate lien on the assets of the DBS Direct;

      (iv) The Noteholders agreed that they would not sell any securities of the Company short so long as the Notes were outstanding; and

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

18    Subsequent events (Continued)

      (v) The Company agreed to register the shares underlying the Notes and Exchange Warrants and to pay a monthly fee of $90,000 for each one month period starting after March 13, 2001, if the registration is not effective by such date.

      The issuance of the Notes and the Exchange Warrants was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The Company did not receive any additional funds as a result of the exchange.

      Effective December 8, 2000 Taste Card Pty Limited, a company owned jointly by the Company and TME sold its interest in Breakaway and Teletravel to an unaffiliated third party in a transaction valued at approximately $190,000.

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

19    Industry and geographic area segments

      The Company, its subsidiaries and affiliates are engaged in three lines of business: member benefits/loyalty marketing, direct marketing and e-commerce and internet services. Additionally the Company operated a travel service segment up until December 2000. Operations of the subsidiary companies are conducted in Australia and the USA. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 2 - Significant accounting policies

                                                            Year ended        Year ended        Year ended
                                                           September 30,     September 30,     September 30,
                                                                2000             1999              1998
                                                           ($ thousands)     ($ thousands)     ($ thousands)
      (a) Statement of operations

      Revenues
         Member benefits/loyalty marketing                    $  1,086          $  2,164          $  3,099
         e-commerce and internet services                           63                --                --
         Travel services                                           477             1,396               806
                                                              --------          --------          --------
         Revenues for reportable segments
          and consolidated revenues                              1,626             3,560             3,905
                                                              --------          --------          --------

      Operating loss
         Member benefits/loyalty marketing                      (1,080)           (1,042)             (605)
         e-commerce and internet services                       (2,185)               --                --
         Travel services                                           (39)             (206)              (24)
         Corporate overhead                                    (10,050)           (2,113)           (2,859)
                                                              --------          --------          --------

         Total operating loss for reportable segments          (13,354)           (3,361)           (3,488)
                                                              --------          --------          --------

      Share of affiliate losses including goodwill
         Member benefits/loyalty marketing                        (712)             (373)             (949)
         Direct marketing                                       (2,951)             (517)               --
                                                              --------          --------          --------

                                                                (3,663)             (890)             (949)
                                                              --------          --------          --------

      Net interest expense                                        (467)           (1,486)             (258)
                                                              --------          --------          --------

      Loss before taxation and minority interests             $(17,484)         $ (5,737)         $ (4,695)
                                                              ========          ========          ========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

19    Industry and geographic area segments (Continued)

                                                 Year ended        Year ended       Year ended
                                                September 30,     September 30,    September 30,
                                                    2000              1999             1998
                                                ($ thousands)    ($ thousands)     ($ thousands)
      (a) Statement of operations (Continued)

      Depreciation and amortization
         Member benefit/loyalty marketing               88             1,066               184
         e-commerce and internet services               16                --                --
         Travel services                                23                25                20
         Corporate                                   3,881               297               238
                                                  --------          --------          --------

                                                  $  4,008          $  1,388          $    442
                                                  ========          ========          ========

      (b) Geographic region

      Revenues
         Australia                                   1,563             3,560             3,905
         United States of America                       63                --                --
                                                  --------          --------          --------

                                                  $  1,626          $  3,560          $  3,905
                                                  ========          ========          ========
      Net loss before taxation, minority
       interests and dividends
         Australia                                  (6,698)           (1,261)             (466)
         United States of America                   (8,122)           (3,240)           (2,017)
         Corporate                                  (2,664)           (1,236)           (2,212)
                                                  --------          --------          --------

                                                  $(17,484)         $ (5,737)         $ (4,695)
                                                  ========          ========          ========

      Long lived assets
         Australia                                     127             4,835
         United States of America                    1,123             8,574
         Corporate                                  18,066             2,416
                                                  --------          --------

                                                  $ 19,316          $ 15,825
                                                  ========          ========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

19    Industry and geographic area segments (Continued)

                                                   September 30,   September 30,
                                                       2000            1999
                                                   ($ thousands)   ($ thousands)

     (c)  Total assets
          Member benefits/loyalty marketing         $    2,226      $    5,882
          e-commerce and internet services              14,360               -
          Travel services                                  236             554
          Investment in affiliates                       5,999           9,438
          Unallocated                                      928           1,803
                                                    ----------      ----------

                                                    $   23,749      $   17,677
                                                    ==========      ==========

TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES

Valuation and qualifying accounts                                    Schedule II
for the years ended September 30, 2000, 1999 and 1998

--------------------------------------------------------------------------------

Column A                                  Column B                           Column C               Column D          Column E
                                                                  Additions
Description                                                       Charged to       Acquisition                         Balance
                                          Balance at              costs and            of           Deductions         at end
                                      beginning of period         expenses        subsidiaries      (describe)        of period
Allowances for irrecoverable
 restaurant credits                 1998              114,610                                       (66,577)          48,033
                                    1999               48,033                                        17,728           65,761
                                    2000               65,761                                        (4,507)          61,254

The credit of $4,507 relates to the write-back of certain irrecoverable restaurant credits as of September 30, 2000.