Form 10-Q
period 2000-12-31
TRANSMEDIA ASIA PACIFIC INC
filed 2001-04-02
CIK 925063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_____________________

                         Commission file number 0-26368

                          TRANSMEDIA ASIA PACIFIC, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                    13-3760219
      ---------------------------------                -------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation of organization)                     Identification No.)

                 11 ST. JAMES'S SQUARE, LONDON SW1Y 4LB, ENGLAND
          -------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                            U.K. 011-44-207-930-0706
                          ----------------------------
                             (Registrant's telephone
                           number including area code)

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

          37,086,441 Shares, $.00001 par value, as of February 11, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date)

                  TRANSMEDIA ASIA PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                         December 31,  September 30,
                                                                 2000           2000
                                                          (Unaudited)      (Audited)
                                                          -----------      ---------
                                                         ($ thousand)   ($ thousand)
Assets

Current assets

Cash and cash equivalents                                     $     2        $   444

Trade accounts receivable                                         132            151

Amounts due from related parties                                2,914          3,661

Prepaid expenses and other current assets                         327            177

                                                              -------        -------

Total current assets                                            3,375          4,433
                                                              -------        -------

Non current assets

Investment in affiliated company                                5,514          5,999

Office furniture and equipment, (net of accumulated
depreciation of $602,000 as of December 31, 2000 and
$584,000 as of September 30, 2000)                                124            168

Goodwill, (net of accumulated
amortization of $2,760,000 as of December 31, 2000 and
$2,139,000 as of September 30, 2000)                           10,830         11,510

Property lease deposit                                            770            899

Other assets                                                      793            740

                                                              -------        -------

Total non-current assets                                       18,031         19,316
                                                              -------        -------

TOTAL ASSETS                                                  $21,406        $23,749
                                                              =======        =======

See accompanying notes to the unaudited consolidated financial statements.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------

                                                                                  December 31,     September 30,
                                                                                          2000              2000
                                                                                   (Unaudited)         (Audited)

                                                                                  ($ thousand)      ($ thousand)
Liabilities and Stockholders' Equity

Current liabilities

Trade accounts payable                                                                $  1,001         $    884
Deferred income                                                                             55               55
Dividend payable                                                                            --              257
Payroll taxes                                                                              281              249
Accrued liabilities                                                                        712              856
Amount due to related parties                                                            2,110            2,058
Notes payable, current portion                                                           4,453               --
Bank lines of credit                                                                        80               21
Other liabilities                                                                          116               81
                                                                                      --------         --------

Total Current Liabilities                                                                8,808            4,461
                                                                                      --------         --------

Notes payable, more than one year                                                        5,937               --

Minority interest                                                                          959              780
                                                                                      --------         --------

Stockholders' equity

Preferred stock $0.01 par value per share, authorized 5,000,000 shares. Issued and outstanding as of December 31, 2000 nil and 10,000 Series A Convertible
Preferred Shares
at $1,000 per share as of September 30, 2000                                                --           10,000

Common stock $0.00001 par value per share authorized 95,000,000 shares;
(37,086,441 issued and outstanding as of December 31, 2000
and September 30, 2000)                                                                     --               --

Additional paid in capital                                                              46,256           45,231

Cumulative foreign currency translation
adjustment                                                                                 (59)             527

Accumulated deficit                                                                    (40,495)         (37,250)
                                                                                      --------         --------

Total Stockholders' Equity                                                               5,702            8,508
                                                                                      --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 21,406         $ 23,749
                                                                                      ========         ========

See accompanying notes to the unaudited consolidated financial statements.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                              Three months ended   Three months ended
                                                    December 31,         December 31,
                                                            2000                 1999

                                                   ($ thousand except loss per share)
Revenues                                                     315                  363

Cost of revenues                                             (77)                 (74)
                                                    ------------         ------------

Gross profit                                                 238                  289

Selling, general and
administrative expenses                                   (1,328)                (898)

Depreciation and amortization                               (651)                 (98)
                                                    ------------         ------------

Loss from operations                                      (1,741)                (707)

Share of profits/(losses) and amortization
of goodwill of affiliated companies                         (507)                (584)

Interest expense                                             (93)                (260)

Interest income                                                3                    3
                                                    ------------         ------------

Net loss from continuing operations                       (2,338)              (1,548)

Discontinued operations                                      211                 (155)
                                                    ------------         ------------

Net loss                                                  (2,127)              (1,703)

Preferred stock dividends                                 (1,118)                  --
                                                    ------------         ------------

Net loss attributable to common stockholders        $     (3,245)        $     (1,703)
                                                    ============         ============

Loss per share                                      $      (0.09)        $      (0.05)

Weighted average number of common
shares outstanding                                    37,086,441           32,507,881
                                                    ============         ============

See accompanying notes to the unaudited consolidated financial statements.

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                        Three months ended     Three months ended
                                                         December 31, 2000      December 31, 1999
                                                         -----------------      -----------------
Cash flows from Operating Activities:
- Net loss                                                         (2,127)               $(1,703)

Adjustment to reconcile net loss
to net cash used in operating activities:
- Depreciation                                                         17                     13
- Amortization of license                                              --                     30
- Amortization of goodwill  - subsidiaries                            635                     88
- Amortization of goodwill - affiliates                               240                    231
- Amortization of prepaid fees                                         --                    107
- Provision for irrecoverable restaurant credits                       (7)                     5
- Share of losses of affiliates                                       267                    353
- Debt discount expense                                                --                    142
- Minority interests                                                  204                     --
- Provision for bad debts                                                                     --
- Profit on sale of Breakaway                                        (409)                    --
- Loss on sale of fixed assets                                          8                     --

Changes in assets and liabilities:
- Trade accounts payable                                              117                    161
- Accrued liabilities                                                (144)                   111
- Accrued interest expense                                             --                     45
- Accounts receivable                                                  19                    117
- Restaurant credits                                                    7                     18
- Prepaid expense and other current assets                           (150)                    --
- Deferred income                                                      --                     --
- Due from / (to) related parties                                     777                 (1,082)
- Due from / (to) affiliates companies                                 --                   (161)
- Deferred cost of investment                                          --                   (562)
- Payroll taxes                                                        32                     --
- Other assets                                                         76                   (117)
- Other liabilities                                                    35                     --
                                                                  -------                -------

Net cash used in operating activities                                (403)                (2,204)
                                                                  -------                -------
Cash flows from investing activities:
- Proceeds of sale of Breakaway                                       178                     --
- Purchase/(proceeds of sale) of fixed assets                          19                     (9)
                                                                  -------                -------

Net cash used in investing activities                                 197                     (9)
                                                                  -------                -------
Cash flows from financing activities:
- Net proceeds received from issuance of:
  common stock                                                         --                  3,531
- Proceeds from (repayment of) notes payable                           --                   (688)
- Bank credit line                                                     59                    (19)
                                                                  -------                -------

Net cash (used in)/provided by financing activities                    59                  2,824
                                                                  -------                -------

(Decrease)/increase in cash and
cash equivalents carried forward                                     (147)                   611
                                                                  =======                =======

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                      Three months ended      Three months ended
                                                       December 31, 2000       December 31, 1999
                                                       -----------------       -----------------
(Decrease)/increase in cash and
cash equivalents brought forward                                   (147)                    611

Effect of foreign currency on cash                                 (295)                   (233)
                                                               --------                --------
Net (decrease)/increase in cash and
cash equivalents                                                   (442)                    378

Cash and cash equivalents at beginning of period                    444                     549
                                                               --------                --------

Cash and cash equivalents at end of period                     $      2                $    927
                                                               ========                ========

Supplemental disclosures of cash flow information:

                                                     Three months ended      Three months ended
                                                      December 31, 2000       December 31, 1999
                                                      -----------------       -----------------
Cash paid during the period for:

     Interest                                                  $  2,000                $ 85,000
     Income taxes                                              $    nil                $    nil

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

On December 8, 2000 the Company sold its travel services business, located in Australia, to an unaffiliated third party in a transaction valued at approximately $178,000. The travel services business was owned and operated by Taste Card Pty Limited (formerly known as Transmedia Australia Travel Holdings Pty Limited) a subsidiary of the Company jointly owned by the Company and TME. The travel services business historically consisted of Breakaway and Teletravel. In April 2000 the business of Teletravel was re-branded as Co-travel, transferred to Breakaway and became a subsidiary of Breakaway. On December 8, 2000 Taste Card Pty Limited sold Breakaway. The sale was completed following an evaluation by the Company of the rationale for owning and operating its own travel businesses. Management concluded that the travel products and services included in its loyalty programs could be more efficiently sourced by negotiating alliances with third party travel product and service providers. Additionally, outsourcing travel products would enable the Company to re-deploy the working capital used by its travel businesses, Breakaway and Teletravel.

As of December 31, 2000, Transmedia Asia Pacific, Inc., had the following equity interests in its direct subsidiaries and affiliates:

Name                                    Country of  Incorporation       %  Owned

Subsidiaries:
Transmedia Australia Pty Ltd                 Australia                       100
Transmedia Australasia Pty Ltd               New Zealand                     100
MonsterBook.com, Inc.                        United States                   100
Transmedia Australia Holdings Pty Ltd        Australia                        50
Taste Card Pty Ltd                           Australia                        50

Affiliates:
Countdown Holdings Limited                   UK                               50
Porkpine Limited                             Channel Islands                  50
Countdown USA, Inc.                          United States                    50
DSS Direct Connect, LLC                      United States                    50

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000, the results of operations for the three months ended December 31, 2000 and 1999 and the changes in cash flows for the three months ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The September 30, 2000 balance sheet has been derived from the audited consolidated financial statements as of that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K

Note 3 - Going concern

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss for the quarter ended December 31, 2000 of $3,245,000, which taken with prior losses, results in an accumulated deficit of $40,495,000 as of December 31, 2000.

The company has strategically reviewed each of it's operating businesses and with TME each of it's affiliates businesses. Management projects that each business will, as a result, be operating cash flow positive by the second half of fiscal year 2001. However, cash projected to be generated by operations of the company's subsidiaries and affiliates in fiscal 2001 will not be sufficient to fund corporate overhead or the costs of the proposed merger with TME.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4 - Series A Convertible Preferred Stock (continued)

The Preferred Shares ranked senior to all common stock and to all other series of preferred stock when and if issued unless otherwise agreed to by the holders of the Preferred Shares, and entitled the holders to dividends as declared on a non-cumulative basis.

On December 13, 2000 the Company issued $10,390,000 of two year convertible notes and 2,289,155 five year warrants in exchange for the retirement of the Preferred Shares. See Note 5 - Notes Payable.

Note 5 - Notes Payable

On December 13, 2000 the Company issued $10,390,000 of two year convertible notes (the "Notes") and 2,289,155 five year warrants (the "Exchange Warrants") in exchange for the retirement of the $10,000,000 in aggregate face value of the Company's outstanding Series A convertible preferred stock ("Series A Preferred"), accrued but unpaid Series A Preferred dividends and registration obligations of $390,000 and 289,155 five year warrants issuable to the holders of the Series A Preferred based on prior registration obligations of the Company. The Notes bear interest at 12% per annum payable quarterly in arrears. Payment of interest on the first instalment of the Notes is due on March 31, 2001 but may be deferred until June 13, 2001 in exchange for an interest rate on the first instalment of 15% per annum. The Notes are convertible into a maximum of 6,800,000 shares of the Company's common stock. The conversion price is equal to 95% of the average of the lowest five closing bid prices for the previous twenty trading days determined from the date of the notice of conversion. Any principal payments resulting from a conversion will be applied equally over all instalments due. Instalments of principal are due in seven equal quarterly instalments with the first instalment to be paid on June 13, 2001. The Exchange Warrants are non-callable. The company is required to register the 6,800,000 shares subject to conversion as well as the 2,289,155 shares underlying the Exchange Warrants.

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

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Industry and geographic area segments

The Company, its subsidiaries and affiliates are engaged in three lines of business: member benefits/loyalty programs, direct marketing and e-commerce, with the latter being insignificant in the quarters ended December 31, 2000 and 1999. Operations of the subsidiary companies are conducted in Australia and the United States. The following is a summary of the Company's operations by business segment and by geographical segment. The accounting policies of the segments are the same as those described in Note 3 - Significant accounting policies

                                                             December 31,      December 31,
                                                                     2000              1999
                                                                  -------           -------
(a) Statement of operations

         Revenues
            Member benefits/loyalty programs                      $   306           $   363
            e-commerce and internet services                            9                --
                                                                  -------           -------
            Revenues from reportable segments
             and consolidated revenues                                315               363
                                                                  -------           -------

         Operating loss
            Member benefits/loyalty programs                         (159)             (118)
            e-commerce and internet services                         (294)               --
            Corporate overhead                                     (1,288)             (589)
                                                                  -------           -------

            Total operating loss for reportable segments           (1,741)             (707)
                                                                  -------           -------

         Share of affiliate losses
            Member benefits/loyalty programs                         (264)               11
            Direct marketing                                         (243)             (595)
                                                                  -------           -------

                                                                     (507)             (584)
                                                                  -------           -------

         Net interest expense                                         (90)             (257)
                                                                  -------           -------

         Net Loss                                                 $(2,338)          $(1,548)
                                                                  =======           =======

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Industry and geographic area segments (continued)

                                                  December 31,       December 31,
                                                          2000               1999
(a) Statement of operations (continued)

         Depreciation and amortization
            Member benefit/loyalty programs                  1                 98
            e-commerce and internet services               650                 --
                                                      --------           --------

                                                      $    651           $     98
                                                      ========           ========

(b) Geographic region

         Revenues
            Australia                                      306                363
            United States of America                         9                 --
                                                      --------           --------

                                                      $    315           $    363
                                                      ========           ========

         Net loss before taxation, minority
          interests and dividends
            Australia                                     (159)              (118)
            United States of America                      (559)              (595)
            Europe                                        (242)                11
            Corporate                                   (1,378)              (846)
                                                      --------           --------

                                                      $ (2,338)          $ (1,548)
                                                      ========           ========

                                                         As of              As of
                                                  December 31,      September 30,
                                                          2000               2000
Long lived assets
            Australia                                       43                127
            United States of America                     1,687              1,123
            Corporate                                   16,301             18,066
                                                      --------           --------

                                                      $ 18,031           $ 19,316
                                                      ========           ========

                 TRANSMEDIA ASIA PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6 - Industry and geographic area segments (continued)

                                                          As of            As of
                                                   December 31,    September 30,
                                                           2000             2000

(c)  Total assets

           Member benefits/loyalty programs             $ 3,201          $ 2,226
           e-commerce and internet services              11,111           14,360
           Travel services                                   --              236
           Investment in affiliates                       5,514            5,999
           Unallocated                                    1,580              928
                                                        -------          -------

                                                        $21,406          $23,749
                                                        =======          =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipate", "plan," "intend," "expect", "may", "believe", "estimate" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

2. E-commerce and Internet services through the Internet services division of its affiliate, Countdown and its wholly owned subsidiary, MonsterBook. The Company commenced operations in this segment in fiscal 1999 although the operation has been insignificant to date.

3.    Direct marketing through its affiliate DBS Direct.

Management believes that each of its business segments are now well structured and are expected to achieve profitability, before taking corporate overhead into account, in the second half of fiscal 2001. It is also projected that these businesses will not contribute sufficient profit to cover corporate overhead until, at the earliest, fiscal 2002.

The future success of the Company is primarily dependent upon its ability to fund its current business operations in each of its business segments to achieve revenue growth. The Company has been and will continue to focus its sales effort as a loyalty and affinity marketing service to corporate clients. Management aims to build the Company's revenue base by securing contracts to provide new corporate clients with "benefit based" loyalty and direct marketing programs for their customers, members and employees.

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

The revenues of the Company's (i) member benefit/loyalty marketing affiliates (Countdown, Countdown USA and Logan Leisure) (ii) Internet services affiliate (Countdown Internet Services) and (iii) direct marketing affiliate (DBS Direct) were as follows in the quarters ended December 31, 2000 and 1999 but are reported in the Consolidated Statement of Operations of TME:

                                                 Quarter Ended                 Quarter Ended
                                             December 31, 2000             December 31, 1999
                                             -----------------             -----------------

                                        Revenue     % of total        Revenue     % of total
                                          $'000        revenue          $'000        revenue
Business Segment:

Member benefit/loyalty marketing          1,484           38.5          1,903           74.8
E-commerce and Internet services             --            0.0             --            0.0
Direct marketing                          2,368           61.5            642           25.2
                                          -----          -----          -----          -----
Total Reported Revenue                    3,852          100.0          2,545          100.0
                                          =====          =====          =====          =====

The operating losses of affiliates attributable to the Company, by business segment, were as follows in the quarters ended December 31, 2000 and 1999:

                                                Quarter Ended         Quarter Ended
                                            December 31, 2000     December 31, 1999

                                                Profit/(Loss)         Profit/(Loss)
                                                        $'000                 $'000
Business Segment:

Member benefit/loyalty marketing                        (264)                    11
E-commerce and Internet services                          --                     --
Direct marketing                                        (243)                  (595)
                                                     -------                -------
Total attributable affiliate                            (507)                  (584)
losses                                               =======                =======

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

Three Months ended December 31, 2000 compared to Three Months ended December 31, 1999

The Company generated revenues of $315,000 (1999: $363,000) in the three months ended December 31, 2000, a decrease of $48,000 or 13.2% over the corresponding period in 1999. The Company's member benefit/loyalty marketing business, NHS, generated revenues of $306,000 as compared to $316,000 in the corresponding period in 1999. The restaurant card business accounted for a $47,000 decline in revenues following the Company's decision not to continue that business post termination of the Transmedia Network License. MonsterBook, which was acquired in April 2000 generated revenues of $9,000.

Cost of sales totaled $77,000 (1999: $74,000) for the three months ended December 31, 2000, generating a gross profit percentage of 75.6% (1999: 79.6%). The gross profit percentage achieved in the period by NHS was 74.8% (1999:
76.5%). The restaurant card business operated at a 100% gross margin.

Selling, general and administrative expenses totaled $1,328,000 (1999: $898,000) for the three months ended December 31, 2000, an increase of $430,000 or 47.9% over the corresponding period in 1999. Excluding the impact of MonsterBook, which was acquired in April 2000, selling, general and administrative increased by $143,000 in the quarter ended December 31, 2000 as compared to 1999. Selling, general and administrative expenses of NHS increased by $125,000 primarily due to higher payroll costs of $109,000 and higher property costs of $33,000. The restaurant card business recorded a decrease of $90,000 year-on-year as a result of that business being discontinued in the quarter. Corporate overhead increased by $108,000 as compared to the corresponding period in 1999. $64,000 of the net increase primarily comprised increases in property costs of $126,000 and travel expenses of $32,000, net of a decrease in payroll costs of $94,000. Additionally, the Company incurred a penalty of $40,000 for its failure to timely file a registration statement covering the shares of the Company's common stock issuable to the Series A Preferred Stock holders upon conversion of their Preferred stock and upon exercise of common stock purchase warrants held by them.

The Company's share of profits/(losses) of its affiliates Countdown, DBS Direct, Countdown USA and Logan Leisure were $(282,000), $(243,000), $(22,000) and $40,000 respectively for the three months ended December 31, 2000, including amortization of underlying goodwill (1999: $(19,000) $(595,000), $(62,000) and $92,000).

Minority interests comprise TME's 50% interest in Transmedia Australia Holdings Pty Limited and Taste Card Pty Limited.

Liquidity and Capital Resources

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                    Three Months Ended
                                                    ------------------

                                       December 31, 2000       December 31, 1999
                                           ($ thousands)           ($ thousands)
Cash (used in)/provided by
Operating Activities                            $  (376)                $(2,204)

Cash used in
Investing activities                            $   209                 $    (9)

Cash provided by financing
Activities                                      $    59                 $ 2,824

The Company incurred a net loss of $2,127,000 in the three months ended December 31, 2000, which when adjusted for non-cash items resulted in funds used in operating activities totaling $403,000, net of working capital movements, $762,000. Non-cash items comprised depreciation and amortization charges $892,000, the Company's share of losses of affiliates $267,000, minority interest $204,000, profit on sale of Breakaway ($409,000) and loss on sale of fixed assets $8,000.

Net cash provided by investing activities of $197,000 comprised the proceeds of sale of Breakaway of $178,000 and the proceeds of sale of fixed assets $19,000. In the corresponding period in 1999, the Company invested $9,000 in fixed assets.

To meet its cash needs in the quarter ended December 31, 2000 the Company utilized $59,000 of a bank credit line and relied on a repayment of short-term indebtedness by TME. To meet its cash requirements during the quarter ended December 31, 1999, the Company issued in aggregate 4,531,250 shares of Common Stock in equity private placements, resulting in net proceeds to the Company of $3,531,000. Further, in November 1998 the Company raised approximately $3.4 million through the issuance of a secured 10% promissory note. Such promissory note fell due for payment on November 16, 1999. The Company repaid $400,000 of principal and executed a new note representing the balance of $3 million on November 30, 1999. The new note was repaid in March 2000, together with accrued interest. In addition, in the quarter ended December 31, 1999 cash generated by financing activities was partially off set by the repayment of short-term loans totaling $288,000.

Historically, the Company's ability to grow and generate cash from operations has been restricted by a lack of working capital and the implementation of its strategy to create a broad based international member-benefit/loyalty marketing business primarily through the joint acquisition of synergistic businesses with TME. In recent months the Company has strategically reviewed each of its operating businesses and with TME each of its affiliated businesses. Management projects that each business will, as a result, be operating cash flow positive by the second half of fiscal 2001. However, cash projected to be generated by the operations of the Company's subsidiaries and affiliates in fiscal 2001 will not be sufficient to fund corporate overhead or the costs of the proposed merger with TME. Additionally, on December 13, 2000 the Company issued $10,390,000 in aggregate of two year convertible notes in exchange for the retirement of $10,000,000 in aggregate of the Company's then outstanding Series A convertible preferred stock and accrued but unpaid Series A Preferred dividends and registration obligations of $390,000. The notes bear interest at 12% per annum payable quarterly in arrears. Payment of interest on the first instalment of the notes is due on March 31, 2001 but may be deferred until June 13, 2001 in exchange for an interest rate on the first instalment of 15% per annum. The notes are convertible into a maximum of 6,800,000 shares of Common Stock. The conversion price is equal to 95% of the average of the lowest five closing bid prices for the previous twenty trading days determined from the date of the notice of conversion. Any principal payments resulting from a conversion will be applied equally over all instalments due. Instalments of principal are due in seven equal quarterly instalments with the first instalment to be paid on June 13, 2001. Accordingly, the Company will be required to make a payment of principal of approximately $1,485,000 in June 2001 (assuming no repayments of principal through conversion) and interest payments of approximately $312,000 in each of March and June 2001. Further, payments of principal and interest may be payable on a quarterly basis through December 2002.

During fiscal 1997, the Company entered into an agreement with Mr. Joseph Vittoria, a director and stockholder of the Company, whereby Mr. Vittoria advanced a loan of $1 million to the Company. The purpose of the loan was to enable the Company to pay the cash element of the purchase of the Company's interest in Countdown. The loan, which bears interest at 12% per annum, was originally scheduled to mature on September 27, 1997. By agreement between the Company and Mr. Vittoria, the loan was renewed upon maturity for an indefinite period and was converted to a demand loan callable on 60 days' notice. Payment of interest was also deferred, although interest continues to accrue at 12% per annum. The loan is secured by a pledge of the Company's entire interest in Countdown. While Mr. Vittoria has confirmed that he has no present intention of demanding repayment within twelve months of the date hereof, there can be no assurance given that he will not do so in the future.

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

Inflation and Seasonality

The Company does not believe that its operations have been materially influenced by inflation in the three months ended December 31, 2000, a situation which is expected to continue for foreseeable future. However, the Company has no basis at this time on which to project the effects, if any, on its business as a whole.

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

ITEM 6. Exhibits and Reports on Forms 8-K

(A)   Exhibits filed herewith:

      None

(B)   Forms 8-K filed during quarter

      Company Press Release dated December 14, 2000 re the Exchange Agreement dated as of December 12, 2000 by and among Transmedia Asia Pacific, Inc., Advantage Fund II Ltd. and Koch Investment Group Limited for exchange of Series A Convertible Preferred Stock and Warrants for 12% Secured Convertible Notes and new Common Stock purchase warrants filed December 22, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMEDIA ASIA PACIFIC, INC.


By: /s/ Grant White
-------------------
President and Chief Executive Officer